Form 10-Q
period 2012-03-27
NPC Acquisition Holdings, LLC
filed 2012-05-11
CIK 1548621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-180524

NPC ACQUISITION HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-4509045
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7300 W. 129th Street Overland Park, KS	66213
(Address of principal executive offices)	(Zip Code)

Telephone: (913) 327-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There is no market for the Registrant’s equity. As of May 11, 2012, there were 1,000 units of membership interests outstanding.

EXPLANATORY NOTE

On April 3, 2012, NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc. and NPC Acquisition Holdings, LLC (collectively, the “Registrants”) filed a Registration Statement on Form S-4 (File No. 333-180524) (the “Initial Form S-4”) in connection with an offer by the Registrants to exchange $190.0 million aggregate principal amount of Senior Notes issued on December 28, 2011 for an equal principal amount of Senior Notes registered under the Securities Act of 1933. The Initial Form S-4 was declared effective by the Securities and Exchange Commission on April 17, 2012 and the exchange offer commenced on April 17, 2012 (the “Initial Exchange Offer”).

On May 4, 2012, the Registrants terminated the Initial Exchange Offer. The reason for the termination was that the consolidated financial statements of NPC International, Inc. were contained in the prospectus relating to the Initial Exchange Offer (the “Initial Prospectus”) rather than the consolidated financial statements of its parent, NPC Acquisition Holdings, LLC. On May 7, 2012, the Registrants filed a post-effective amendment (the “Amendment”) to the Initial Form S-4, to replace the consolidated financial statements of NPC International, Inc. with the consolidated financial statements of NPC Acquisition Holdings, LLC and to make related changes. The Amendment was declared effective on May 9, 2012, and a new exchange offer commenced on May 10, 2012.

The Securities and Exchange Commission EDGAR system (the “EDGAR System”) filing codes for NPC Acquisition Holdings, LLC were inadvertently not used when the Initial Form S-4 and the Initial Prospectus were filed, and as a result NPC Acquisition Holdings, LLC does not show up as having filed the Initial Form S-4 and the Initial Prospectus on the EDGAR System. In addition, the EDGAR System was unable to accept the filing codes for NPC Acquisition Holdings, LLC in connection with the filing of a post-effective amendment to a registration statement such as the Amendment. As a result, NPC Acquisition Holdings, LLC does not show up as having filed the Amendment on the EDGAR System. However, each of the Initial Form S-4, the Initial Prospectus and the Amendment will show up as having been filed on the EDGAR System by the other Registrants. Also, NPC Acquisition Holdings, LLC is included as a registrant on the cover of each of the Initial Form S-4, the Initial Prospectus and the Amendment. In addition, the EDGAR System filing codes for NPC International Holdings, Inc., the parent of NPC Acquisition Holdings, LLC, were inadvertently used when the Initial Form S-4 and the Initial Prospectus were filed. NPC International Holdings, Inc. is not a registrant and does not appear as a registrant in any of the filings.

PART I

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	March 27, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$23,733	$78,394
Accounts receivable	9,219	8,041
Inventories	7,301	7,296
Prepaid expenses and other current assets	5,867	3,399
Deferred income taxes	6,377	16,369
Income taxes receivable	1,460	—

Total current assets	53,957	113,499
Facilities and equipment, less accumulated depreciation of $9,496 and $143,793, respectively	146,531	131,744
Franchise rights, less accumulated amortization of $3,826 and $50,527, respectively	626,264	390,110
Goodwill	293,253	191,701
Other assets, net	51,862	21,674

Total assets	$1,171,867	$848,728

Liabilities and member’s equity
Current liabilities:
Accounts payable	$29,199	$24,631
Accrued liabilities	57,776	62,893
Accrued interest	9,462	3,122
Income taxes payable	—	2,516
Current portion of insurance reserves	10,575	9,690
Current portion of debt	3,750	13,540

Total current liabilities	110,762	116,392

Long-term debt	561,250	359,160
Other deferred items	52,785	34,013
Insurance reserves	14,069	13,969
Deferred income taxes	203,552	123,734
Member’s equity subject to redemption	—	3,250

Total long-term liabilities	831,656	534,126

Commitments and contingencies
Member’s equity:
Membership interests (no par value, 1,000 units authorized and 1,000 units issued and outstanding as of March 27, 2012 and December 27, 2011)	—	—
Member capital	229,449	198,210

Total member’s equity	229,449	198,210

Total liabilities and member’s equity	$1,171,867	$848,728

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	13 Weeks Ended
	March 27, 2012	March 29, 2011
Sales:
Net product sales	$257,819	$239,623
Fees and other income	12,595	11,505

Total sales	270,414	251,128
Costs and expenses:
Cost of sales	75,335	69,787
Direct labor	73,958	70,238
Other restaurant operating expenses	77,726	74,787
General and administrative expenses	14,011	12,807
Corporate depreciation and amortization of intangibles	4,244	2,960
Other	264	39

Total costs and expenses	245,538	230,618

Operating income	24,876	20,510
Interest expense	12,914	6,749

Income before income taxes	11,962	13,761
Income tax expense	2,957	4,255

Net income	$9,005	$9,506

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	13 Weeks Ended
	March 27, 2012	March 29, 2011
Net income	$9,005	$9,506
Other comprehensive income, net of tax:
Derivative financial instruments:
Change in fair value	—	29
Reclassification into earnings	—	642

Comprehensive income	$9,005	$10,177

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands, except share data)

Member’s equity
Predecessor Balance at December 27, 2011	$198,210

Successor Company
Purchase accounting adjustments	(198,210)
Issuance of membership interests, net of Sponsor transaction fee	227,820
Acquirer costs, net of tax	(7,376)

Successor Balance December 28, 2011	220,444
Net income	9,005

Balance at March 27, 2012	$229,449

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	13 Weeks Ended
	March 27, 2012	March 29, 2011
Operating activities
Net income	$9,005	$9,506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,312	11,771
Amortization of debt issuance costs	1,032	635
Deferred income taxes	2,957	3,027
Other	7	69
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	3,239	621
Inventories	153	197
Prepaid expenses and other current assets	(2,312)	(2,243)
Accounts payable	4,568	1,502
Income taxes	(1,976)	(112)
Accrued interest	6,340	3,510
Accrued liabilities	(12,860)	(993)
Insurance reserves	985	254
Other deferred items	(205)	113
Other assets	(25)	77

Net cash provided by operating activities	24,220	27,934

Investing activities
Capital expenditures	(8,496)	(3,360)
Purchase of the stock of the Company	(431,589)	—
Purchase of business assets, net of cash acquired	(19,322)	—
Proceeds from sale or disposition of assets	21	260

Net cash used in investing activities	(459,386)	(3,100)

Financing activities
Borrowings under revolving credit facility	9,700	—
Payments under revolving credit facility	(9,700)	—
Payments on term bank facilities	—	(29,670)
Retirement of predecessor entity debt	(372,700)	—
Proceeds from equity contributions, net of costs of $18,735	216,635	—
Issuance of debt	565,000	—
Debt issue costs	(27,794)	—
Interest rate derivative	(636)	—
Proceeds from sale-leaseback transactions	—	486

Net cash provided by (used in) financing activities	380,505	(29,184)

Net change in cash and cash equivalents	(54,661)	(4,350)
Beginning cash and cash equivalents	78,394	44,159

Ending cash and cash equivalents	$23,733	$39,809

Supplemental disclosures of cash flow information:
Net cash paid for interest	$5,542	$2,605
Net cash paid for income taxes	$1,976	$1,090

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC Acquisition Holdings, LLC is referred to herein as “Holdings”. Its wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC”. Holdings owns no material assets other than all of the stock of NPC. Unless the context otherwise requires, the “Company” refers to Holdings and its subsidiaries. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Purchaser”) (the ultimate parent), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein.

The interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the SEC on May 7, 2012.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes the accompanying unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of the dates and for the periods presented.

Note 2 – Acquisitions and Purchase Accounting

The Transactions

On November 6, 2011, Purchaser, an entity formed by an investment group consisting of entities affiliated with Olympus Growth Fund V, L.P. and OGP V, LLC, its general partner (“Olympus” or the “Sponsor”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Purchaser acquired all of the outstanding membership interests of the Company, which owned all of the outstanding capital stock of NPC, for approximately $755.0 million, plus post-closing purchase price adjustments as outlined in the Purchase Agreement, (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.

In connection with the Acquisition, Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities which consisted of a term loan (the “Old Term Loan”) and a $75.0 million revolving credit facility (the “Old Revolving Facility”) and together with the Old Term Loan, the “Old Senior Secured Credit Facilities”). In addition, NPC has, as required by the Purchase Agreement, completed, at Purchaser’s request, a cash tender offer (the “Tender Offer”) for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.

To consummate the Acquisition, NPC and its subsidiaries entered into, and Holdings guaranteed, new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) (collectively, all of the transactions described in this paragraph, the “Financing Transactions”).

As further described in the Explanatory Note in the forepart of this Form 10-Q, on May 7, 2012, the Company filed a Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) in connection with its offer to exchange $190.0 million aggregate principal amount of its Senior Notes issued on December 28, 2011 for an equal principal amount of its Senior Notes that are registered under the Securities Act of 1933. The new Senior Notes will be identical in all material respects except that the new Senior Notes will be registered under the Securities Act of 1933 and will generally not be subject to transfer restrictions or registration rights. The Company’s Post-Effective Amendment No. 1 was declared effective by the SEC on May 9, 2012 and the exchange offer commenced on May 10, 2012.

For ease of reference, the Company refers to: (i) the Acquisition; (ii) the related repayment of existing indebtedness, including the consummation of the Tender Offer and Consent Solicitation and Old Senior Secured Credit Facilities; (iii) the Financing Transactions; (iv) the establishment of the Senior Secured Credit Facilities; and (v) the payment of fees and expenses related thereto in this filing collectively as the “Transactions.”

Transaction Expenses

The Purchaser incurred approximately $12.4 million of expenses, net of tax, in connection with the Transactions, consisting of financing commitment fees, other Transactions related legal, accounting and professional fees and a transaction fee paid to the Sponsor on the closing date pursuant to the management advisory agreement. These costs were funded by NPC and recorded in the Successor period as a reduction to the member’s capital at closing of $235.3 million. Additionally, the bond consent and pre-payment penalty for the Tender Offer were paid at closing by NPC on behalf of the sellers and such costs were recorded, net of tax, at NPC Holdings.

During fiscal 2011, NPC recorded $26.6 million for costs incurred by the sellers in connection with the Transactions. These costs consisted largely of stock and other compensation expense, broker fees and legal and professional fees and were expensed in the predecessor period.

Purchase Accounting

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. These estimates of fair value are preliminary and are therefore subject to further refinement. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other assets and deferred liabilities due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights, leasehold interests and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period. Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to December 27, 2011, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning December 28, 2011 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

As a result of the consummation of the Transactions, the consolidated financial statements for the period after December 27, 2011, are presented on a different basis than that for the periods before December 28, 2011, as a result of the application of purchase accounting as of December 28, 2011, and therefore are not comparable.

Total consideration includes approximately $14.0 million net, in accrued purchase price for post-closing adjustments. Such amounts are included in accrued liabilities and other deferred liabilities. A preliminary purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	$11,962
Accounts receivable	8,041
Inventories	7,296
Prepaid expenses and other current assets	3,399
Deferred income tax asset	7,292
Facilities and equipment	138,967
Franchise rights	622,000
Goodwill	292,027
Other assets	24,733
Accounts payable	(24,631)
Other accrued liabilities	(59,686)
Income taxes payable	(516)
Other deferred items	(43,686)
Insurance reserves	(13,969)
Deferred income tax liability	(201,510)

Total consideration	$771,719

The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	41
Favorable leasehold interests	15
Unfavorable leasehold interests	9

Additionally, on February 20, 2012 the Company closed on an Asset Purchase Agreement with Pizza Hut, Inc. pursuant to which the Company agreed to purchase from PHI 36 units in and around Jacksonville, Florida for $18.8 million in cash plus an additional $0.5 million for inventory, prepaid expenses and store cash. The purchase price was preliminarily allocated as follows: facilities and equipment $9.6 million, franchise rights $8.0 million and goodwill $1.2 million. These estimates of fair value are preliminary and are therefore subject to further refinement. The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for this acquisition will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2012 was approximately 41 years. This acquisition was funded from available cash on hand and borrowings on the Company’s $100.0 million Revolving Facility.

The pro forma impact on the results of operations is included in the below table for periods prior to the acquisition date in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended
	March 27, 2012	March 29, 2011
Total sales	$275,251	$258,988
Income before income taxes	12,410	8,591
Net income	9,274	6,404

The Consolidated Statement of Income for the 13 weeks ended March 27, 2012 included $3.5 million of total sales related to the above acquired units. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill for the first quarter of 2012 are summarized below (in thousands):

Balance at December 27, 2011	$191,701
Purchase accounting adjustment	(191,701)
Allocation of purchase price, net of taxes	201,946
Purchase accounting adjustment for impact of deferred income taxes	90,083
Acquisition of business assets	1,224

Balance March 27, 2012	$293,253

Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	March 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$630,090	$(3,826)	$626,264
Unfavorable leasehold interests, net	(4,786)	384	(4,402)

	$625,304	$(3,442)	$621,862

	December 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,637	$(50,527)	$390,110
Favorable leasehold interests, net	6,013	(1,842)	4,171

	$446,650	$(52,369)	$394,281

Amortization expense on intangible assets was $3.4 million and $2.6 million for the 13 weeks ended March 27, 2012 and March 29, 2011, respectively.

Annual amortization during the next five fiscal years is expected to be as follows: $14.5 million for fiscal 2012; $14.4 million fiscal 2013; and $14.6 million in each of the years for fiscal 2014 through 2016.

Note 4 – Debt

The Company’s debt consisted of the following (in thousands):

	March 27, 2012	December 27, 2011
Term Loan	$375,000	$—
Senior Notes	190,000	—
Revolving Facility ($100 million) (1)	—	—
Old Term Loan	—	197,700
Old Senior Subordinated Notes	—	175,000
Old Revolving Facility ($75 million) (1)	—	—

	565,000	372,700
Less current portion	3,750	13,540

	$561,250	$359,160

(1)

At March 27, 2012, the Company had $72.3 million of borrowing capacity available under its Revolving Facility, net of $27.7 million of outstanding letters of credit and at December 27, 2011, the Company had $57.3 million of borrowing capacity available under its Old Revolving Facility, net of $17.7 million of outstanding letters of credit.

The Company’s Senior Secured Credit Facilities were dated December 28, 2011 and consisted of a $100.0 million Revolving Facility and a $375.0 million Term Loan. There were no borrowings outstanding under the Revolving Facility as of March 27, 2012. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $27.7 million were issued at March 27, 2012. Commitment fees are paid based upon the unused balance of the facility and the fees are paid at 0.5%. Commitment fees and letter of credit fees are reflected as interest expense. The revolving credit facility is secured by substantially all of the Company’s assets and is due December 28, 2016.

Under the Company’s $375.0 million Term Loan, interest is paid at LIBOR plus 5.25%, or the base rate (as defined) plus 4.25%, with a LIBOR floor of 1.5%. The combined weighted average rate was 6.75% at March 27, 2012. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. The term loan note is secured by substantially all of the Company’s assets and is due December 28, 2018.

The Senior Notes bear interest at the rate of 10.5% payable semi-annually in arrears on January 15 and July 15 until maturity of the Notes on December 28, 2020. These Senior Notes are unsecured. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Senior Notes was registered under the Securities Act of 1933.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 27, 2012, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement for the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of its current fiscal year. The Company anticipates that it will be required to make a payment in 2013, but such amount cannot be reasonably estimated at this time.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	March 27, 2012	December 27, 2011
Term Loan	$375,938	$—
Senior Notes	205,200	—
Old Term Loan	—	197,700
Senior Subordinated Notes	—	179,156

	$581,138	$376,856

Carrying value	$565,000	$372,700

The Company determined the estimated fair value using available market information. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debt holders could realize in an actual market transaction.

On March 28, 2012, the Company refinanced the Term Loan. The refinancing lowered the spread over LIBOR to 4.0% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25%. The Company paid a soft call premium of $3.8 million in accordance with the terms of the Senior Secured Credit Facilities plus transaction related expenses of approximately $1.1 million to effectuate the refinancing. Based on the terms of this transaction, $3.2 million of these costs will be capitalized as debt issuance costs and amortized over the term of the related debt. The remaining $1.7 million will be recorded as debt extinguishment expense during the second quarter of 2012. No other changes were made to the Senior Secured Credit Facilities in the refinancing. Additionally, related debt issuance costs of approximately $3.4 million will be written off to debt extinguishment expense during the second quarter of fiscal 2012.

Note 5 – Income Taxes

For the 13 weeks ended March 27, 2012, the Company recorded income tax expense of $3.0 million which resulted in an effective income tax rate of 24.7% compared to income tax expense of $4.3 million or an effective tax rate of 30.9% during the prior year quarter. The lower than statutory rate for both periods was primarily attributable to tax credits.

The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company generally allocates taxes between it and the parent company (NPC Holdings) utilizing the separate return method.

The liability for uncertain tax positions was $5.1 million as of March 27, 2012, was considered long term and was included in other deferred items in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 27, 2011	$9,527
Purchase accounting adjustments	(6,682)
Additions based on tax positions related to the current year	2,249

Balance at March 27, 2012	$5,094

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 27, 2012	December 27, 2011
Payroll and vacation	$14,871	$18,383
Accrued transaction costs	—	12,995
Accrued payroll taxes	5,834	3,787
Accrued litigation expenses	8,000	8,000
Other	29,071	19,728

	$57,776	$62,893

Note 7 – Commitments and Contingencies

As previously disclosed, NPC is a defendant in a lawsuit entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, in the United States District Court for the District of Kansas. The lawsuit alleges a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The lawsuit alleges among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items.

On March 7, 2012, the parties orally agreed to settle the lawsuit on terms that are not material to the Company. The settlement is subject to execution of mutually agreeable written terms and releases, and, preliminary and final approval by the district court. The full amount of the settlement to be paid under the settlement agreement was recorded as an expense and accrued as a liability on the Company’s consolidated financial statements as of and for the fiscal year ended December 27, 2011. A receivable for approximately 55% of the settlement amount from an indemnification escrow account was recorded with an offsetting amount recorded as a reduction in the purchase price paid by Olympus.

Concurrently with the closing of the Acquisition, certain members of management purchased common stock of NPC Holdings for $4.1 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the resignation of the employee. However, the amount of this liability is determined based upon the circumstances of the employee’s resignation. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s resignation from the Company.

Note 8 – Derivative Financial Instruments

In January 2012, the Company entered into interest rate cap agreements for an aggregate notional amount of $150 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. These cap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in January 2016. Pursuant to the agreements, the Company has capped LIBOR at 2.5% with respect to the aggregate notional amount of $150 million. In the event LIBOR exceeds 2.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 2.5%, the Company will pay interest at the prevailing LIBOR rate. The Company paid $0.6 million to effectuate this cash flow hedge. Such amount is being amortized over 3 years as interest expense. During the first quarter of 2012, there was virtually no ineffectiveness related to the cash flow hedge.

Note 9 – Stock-based Compensation

In connection with the Acquisition, the Purchaser established a new stock option plan (the “2011 Stock Option Plan” or “Plan”) which governs, among other things, the grant of options with respect to the common stock of Purchaser. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Purchaser; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Purchaser as well as the Company.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 27, 2011	—	$—
Granted	245,289	130
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 27, 2012	245,289	$130	9.8

Exercisable at March 27, 2012	—	$—	—

Under the Purchaser’s 2011 Stock Option Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of purchaser (which represents 10% of the outstanding shares of common stock of the Purchaser as of the date hereof on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the 2011 Stock Option Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Purchaser. Currently 80% of the options granted under the 2011 Stock Option Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the 2011 Stock Option Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At March 27, 2012, there were 16,180 shares of common stock available for future grant under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management:

As of March 27, 2012
Series 1 Options	196,231
Series 2 Options	49,058

Total options granted	245,289

Total options exercisable	—

The exercise price of the Series 1 and Series 2 options was established based on the per share price of the common stock investment in the Purchaser at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, this share value accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Transactions will be determined at the discretion of the Compensation Committee of the Purchaser. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.

Option grants will be made at the discretion and through approval of the Board of Directors of Purchaser to ensure that compensation to the Company’s executive officers remains competitive and in-line with its peer companies.

The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the 2011 Stock Option Plan, any portion of an option that was vested on the date of the termination of the optionee’s employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of optionee (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of Purchaser, upon the termination of an employee stockholder’s employment or engagement with the Company for any reason, the Purchaser is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value. The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to the Purchaser upon such time a triggering event should occur that would require a repurchase of outstanding shares.

As of March 27, 2012, no options had been exercised by management. Based on the provisions of the 2011 Stock Option Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Purchaser is not publicly traded so there is no market for shares acquired upon exercise of options. In addition, the Stockholders Agreement prohibits the transfer of shares to third parties without consent which may be withheld in the sole discretion of the Purchaser and its majority owners. Further, there are no provisions in place under which an employee may sell the shares back to the Company absent the occurrence of a triggering event (termination of employment or a Purchaser sale transaction). Therefore, the holder of options or shares acquired upon exercise of such options can generally only cash-out the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Purchaser sale transaction. Additionally, due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver scenario and Purchaser sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate as there is no assurance that these options will achieve any value under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of March 27, 2012, the Company has recorded no compensation expense for options granted in the first quarter of 2012.

Note 10 – Transactions with Sponsor

Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor pursuant to which the Sponsor received on the closing date a transaction fee of $7.6 million in cash in connection with the Transactions which was recorded as a reduction of the $235.3 million of proceeds received from the issuance of common shares in the successor period. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid quarterly in arrears on the last day of the calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement.

Note 11 – Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires reporting of all non owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In

December 2011, the reclassification requirement within the new standard was indefinitely deferred. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2012 and applied retrospectively. All necessary disclosures have been complied with in this Form 10-Q and the provisions of ASU 2011-05 did not have an effect on the financial position, results of operations or cash flows of the Company.

Note 12 – Subsequent Events

On March 28, 2012, the Company refinanced the Term Loan. See Note 4, Debt.

On May 7, 2012, the Company filed a Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) in connection with its offer to exchange $190.0 million aggregate principal amount of its Senior Notes issued on December 28, 2011 for an equal principal amount of its Senior Notes that are registered under the Securities Act of 1933. The Post Effective Amendment was declared effective by the SEC on May 9, 2012 and the exchange offer commenced on May 10, 2012. See Note 2 – Acquisitions and Purchase Accounting.

Note 13 – Condensed Consolidating Financial Statements

NPC’s unsecured 10.50% Senior Notes due 2020 and $375 million Senior Secured Credit Facility are fully guaranteed by the Company and its subsidiaries. As of the date hereof, Holdings’ only asset was 100% of the stock of NPC. The remaining co-issuers with NPC, NPC Operating Company A, Inc. (“NPC Op Co A”) and NPC Operating Company B, Inc. (“NPC Op Co B”) do not have any assets, operations or cash flows and are 100% owned by NPC. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of March 27, 2012 and December 27, 2011, and for each of the 13-week periods ended March 27, 2012 and March 29, 2011 (in thousands):

Condensed Consolidating Statements of Income

	13 Weeks Ended March 27, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total net sales	$—	$270,414	$—	$—	$—	$270,414
Total costs and expenses	—	245,538	—	—	—	245,538

Operating income	—	24,876	—	—	—	24,876

Interest expense, net	—	(12,914)	—	—	—	(12,914)
Equity in net income of subsidiary	9,005	—	—	—	(9,005)	—

Income before income taxes	9,005	11,962	—	—	(9,005)	11,962
Income tax expense	—	2,957	—	—	—	2,957

Net income	$9,005	$9,005	$—	$—	$(9,005)	$9,005

	13 Weeks Ended March 29, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total net sales	$—	$251,128	$—	$—	$—	$251,128
Total costs and expenses	—	230,618	—	—	—	230,618

Operating income	—	20,510	—	—	—	20,510

Interest expense, net	—	(6,749)	—	—	—	(6,749)
Equity in net income of subsidiary	9,506	—	—	—	(9,506)	—

Income before income taxes	9,506	13,761	—	—	(9,506)	13,761
Income tax benefit	—	4,255	—	—	—	4,255

Net income	$9,506	$9,506	$—	$—	$(9,506)	$9,506

Condensed Consolidating Balance Sheet

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	March 27, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$46,120	$—	$—	$—	$46,120
Deferred income tax	—	6,377	—	—	—	6,377
Income Taxes Receivable	—	1,460	—	—	—	1,460
Facilities and equipment, net	—	146,531	—	—	—	146,531
Franchise rights, net	—	626,264	—	—	—	626,264
Goodwill	—	293,253	—	—	—	293,253
Investment in subsidiary	229,449	—	—	—	(229,449)	—
Other assets, net	—	51,862	—	—	—	51,862

Total assets	$229,449	$1,171,867	$—	$—	$(229,449)	$1,171,867

Liabilities and member’s equity:
Current liabilities	$—	$107,012	$—	$—	$—	$107,012
Current portion of long-term debt	—	3,750	—	—	—	3,750
Long-term debt	—	561,250	—	—	—	561,250
Other liabilities and deferred items	—	66,854	—	—	—	66,854
Deferred income taxes	—	203,552	—	—	—	203,552
Member’s equity	229,449	229,449	—	—	(229,449)	229,449

Total liabilities and member’s equity	$229,449	$1,171,867	$—	$—	$(229,449)	$1,171,867

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$97,130	$—	$—	$—	$97,130
Deferred income tax	—	16,369	—	—	—	16,369
Facilities and equipment, net	—	131,744	—	—	—	131,744
Franchise rights, net	—	390,110	—	—	—	390,110
Goodwill	—	191,701	—	—	—	19,1701
Investment in subsidiary	201,460	—	—	—	(201,460)	—
Other assets, net	—	21,674	—	—	—	21,674

Total assets	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Liabilities and member’s equity:
Current liabilities	$—	$102,852	$—	$—	$—	$102,852
Current portion of long-term debt	—	13,540	—	—	—	13,540
Long-term debt	—	359,160	—	—	—	359,160
Other liabilities and deferred items	—	47,982	—	—	—	47,982
Member’s equity subject to redemption	3,250	—	—	—	—	3,250
Deferred income taxes	—	123,734	—	—	—	123,734
Member’s equity	198,210	201,460	—	—	(201,460)	198,210

Total liabilities and member’s equity	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Condensed Consolidating Statements of Cash Flows

	13 Weeks Ended March 27, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$24,220	$—	$—	$—	$24,220

Investing activities:
Capital expenditures	—	(8,496)	—	—	—	(8,496)
Purchase of the stock of the Company	—	(431,589)	—	—	—	(431,589)
Purchase of business assets, net of cash acquired	—	(19,322)	—	—	—	(19,322)
Proceeds from sale or disposition of assets	—	21	—	—	—	21

Net cash flows used in investing activities	—	(459,386)	—	—	—	(459,386)

Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net of costs of $18,735	—	216,635	—	—	—	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Debt issue costs	—	(27,794)	—	—	—	(27,794)
Interest rate cap	—	(636)	—	—	—	(636)

Net cash provided by financing activities	—	380,505	—	—	—	380,505

Net change in cash and cash equivalents	—	(54,661)	—	—	—	(54,661)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394

Ending cash and cash equivalents	$—	$23,733	$—	$—	$—	$23,733

	13 Weeks Ended March 29, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$27,934	$—	$—	$—	$27,934

Investing activities:
Capital expenditures	—	(3,360)	—	—	—	(3,360)
Proceeds from sale or disposition of assets	—	260	—	—	—	260

Net cash flows used in investing activities	—	(3,100)	—	—	—	(3,100)

Financing activities:
Payments on term bank facilities	—	(29,670)	—	—	—	(29,670)
Proceeds from sale-leaseback transactions	—	486	—	—	—	486

Net cash flows used in financing activities	—	(29,184)	—	—	—	(29,184)

Net change in cash and cash equivalents	—	(4,350)	—	—	—	(4,350)
Beginning cash and cash equivalents	—	44,159	—	—	—	44,159

Ending cash and cash equivalents	$—	$39,809	$—	$—	$—	$39,809

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, NPC Acquisition Holdings, LLC and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holding’s wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	the ability of the Pizza Hut system’s cost savings initiative (described below) to reduce our cost of sales;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•

our ability to service our substantial indebtedness, including the substantial increase in our indebtedness relating to the Transactions (as described in Notes 1 and 4 of the Condensed Consolidated Financial Statements);

•	restrictions contained in our debt agreements, including those related to the Transactions;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facility; and

•	various other factors beyond our control.

Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in our Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the Securities and Exchange Commission (“SEC”) on May 7, 2012 as well as our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the SEC.

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2011 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2011 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of March 27, 2012 we operated 1,189 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the first quarter of 2012, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2012 and 2011 each contains 52 weeks.

The Transactions. On November 6, 2011, NPC International Holdings, Inc. (“Purchaser”), an entity formed by an investment group consisting of entities affiliated with Olympus Growth Fund V, L.P. and OGP V, LLC, its general partner (“Olympus” or the “Sponsor”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Purchaser acquired all of the outstanding membership interests of the Company (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.

In connection with the Acquisition, Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities (“Old Senior Secured Credit Facilities”). In addition, NPC has, as required by the Purchase Agreement, completed, at Purchaser’s request, a cash tender offer (the “Tender Offer”) for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.

To consummate the Acquisition, NPC and its subsidiaries entered into, and Holdings guaranteed, new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) (collectively, all of the transactions described in this paragraph, the “Financing Transactions”).

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on the appraisal associated with the valuation of certain assets and liabilities. These estimates of fair value are preliminary and are therefore subject to further refinement. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other assets and deferred liabilities due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period.

Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to December 27, 2011, the day preceding consummation of the Transactions (“predecessor”), and (2) the period beginning December 28, 2011 and after utilizing the new basis of accounting (“successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Items discussed below were not impacted by purchase accounting unless otherwise noted.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the first quarter of 2012, pizza sales accounted for approximately 79% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.

Seasonality. Our business is seasonal in nature with net product sales typically being higher in the first half of the fiscal year. Sales are largely driven by product innovation, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 48% of our units include the WingStreet™ product line at March 27, 2012. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	13 Weeks Ended
	March 27, 2012		March 29, 2011
Sales by occasion:
Delivery	38%		40%
Carryout	47%		43%
Dine-in	15%		17%
Number of restaurants open at the end of the period:
Delco	478		426
RR	177		180
RBD	534		530

	1,189	(1)	1,136	(1)

(1)	Includes 569 units and 513 units offering the WingStreet™ product line, at March 27, 2012 and March 29, 2011, respectively.

Our Costs

Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.

Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category and promotional activity, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers’ compensation expense associated with restaurant based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training of our store employees, as well as retention of existing employees.

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant related costs.

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Our blended average royalty rate for the year-to-date periods of 2012 and 2011 was 4.7% of total sales for both periods.

General and administrative expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, credit card transaction fees, professional fees, supplies and insurance.

Trends and Uncertainties Affecting Our Business

We believe that as a franchisee of such a large number of Pizza Hut restaurants, our financial success is driven less by variable factors that affect regional restaurants and their markets, and more by trends affecting the food purchase industry – specifically the Quick Service Restaurants or “QSR” industry. The following discussion describes certain key factors that may affect our future performance.

General Economic Conditions and Consumer Spending

Higher gas prices, continued high unemployment rates, lower home values and sales, the negative impact of changes in the credit markets, and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry over the last several years, including the segment in which we compete. Specifically, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.

Competition

The restaurant business is highly competitive. The QSR industry is a fragmented market, with competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, the frozen pizza and take-and-bake alternatives are becoming an increasingly intrusive competitive threat in the pizza segment. Limited product variability within our segment can make differentiation among competitors difficult. Thus, companies in the industry continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales.

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the first quarter of fiscal 2012 averaged $1.52 per pound, a decrease of $0.23 or 13% versus the average price for the first quarter of fiscal year 2011.

The Pizza Hut system has undertaken a significant cost savings initiative with the assistance of a third party consultant focused upon reducing the brand’s ingredient and operating costs (the “Margin Management Initiative”). This initiative is expected to reduce costs through a combination of sourcing and ingredient specification changes without negatively impacting the quality or quantity of our ingredients. Through the end of fiscal 2011 the initial stages of this initiative secured over $5.0 million in annual savings primarily through changes in the brand’s packaging platform which benefited our cost of sales beginning in the second half of fiscal 2011. During the first quarter of 2012, we secured an additional $6.0 million in annual savings which we expect to primarily benefit future quarters. Additional program savings from this initiative are expected to be realized over the next 15 to 21 months and could further benefit our cost of sales.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate.

Recently, there has been legislation passed to increase certain states’ minimum wage rates effective for 2012. We currently expect the increases in state minimum wage rates to increase direct labor expense by approximately $1.2 million in fiscal 2012. We implemented certain labor optimization strategies and a change in pay practices for certain team members that benefited fiscal 2011 cost of labor by approximately $6.0 million and is currently expected to benefit fiscal 2012 cost of labor by approximately $1.0 to $2.0 million. Total savings for these initiatives are currently expected to increase over the next 15 to 21 months due to the normal course attrition of certain employees.

The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We are currently evaluating the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us are scheduled to become effective in 2014. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty pending resolution of the litigation and proposed new legislation relating to the Federal Health Care Acts and future rulemaking under the Federal Health Care Acts.

Additionally, potential changes in federal labor laws and regulations relating to union organizing rights and activities could result in portions of our workforce being subjected to greater organized labor influence, thereby potentially increasing our labor costs, and could have a material adverse effect on our business, results of operations and financial condition.

Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs.

Significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.25 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.9 million. However, as gas prices increase, the impact upon our operations is somewhat mitigated by a transfer of sales from the delivery occasion to the carry-out access mode, which is perceived as a higher value by consumers and benefits us with lower labor costs for the point-of-sale transaction.

If the economy experiences deflation, which is a persistent decline in the general price level of goods and services, we may suffer a decline in revenues as a result of the falling prices. In that event, given our fixed costs and minimum wage requirements, it is unlikely that we would be able to reduce our costs at the same pace as any declines in revenues. Consequently, a period of prolonged or significant deflation would likely have a material adverse effect on our business, results of operations and financial condition. Similarly, if we reduce the prices we charge for our products as a result of declines in comparable store sales or competitive pressures, we may suffer decreased revenues, margins, income and cash flow from operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Post Effective Amendment to Form S-4. There have been no significant changes with respect to these policies during the first 13 weeks of fiscal 2012.

Recently Issued Accounting Statements and Pronouncements

See Note 11 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week periods ended March 27, 2012 and March 29, 2011, respectively:

	13 Weeks Ended
	March 27, 2012	March 29, 2011
Comparable store sales	5.1%	(4.7)%
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.2%	29.1%
Direct labor	28.7%	29.3%
Other restaurant operating expenses	30.1%	31.2%

Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended
	March 27, 2012	March 29, 2011
Beginning of period	1,151	1,136
Acquired	36	—
Developed	2	1
Closed	—	(1)

End of period	1,189	1,136

Equivalent units, continuing operations(1)	1,162	1,134

(1)

Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to four units and acquired 34 units which included the product line during the first quarter of fiscal 2012, for a total of 569 units offering the WingStreet™ product line at March 27, 2012.

Thirteen Weeks Ended March 29, 2012 Compared to March 29, 2011

Net Product Sales. Net product sales for the first quarter of 2012 were $257.8 million compared to $239.6 million, for the first quarter of 2011, an increase of $18.2 million, or 7.6%, resulting primarily from (i) a comparable store sales increase of 5.1% which was largely due to the $10 Any Pizza promotion and value product bundling offered during the quarter, rolling over last year’s first quarter comparable store sales decline of 4.7% and (ii) a 2.5% increase in equivalent units.

Fees and Other Income. Fees and other income for the first quarter of 2012 as compared to the same period of 2011, were $12.6 million and $11.5 million, respectively, an increase of $1.1 million or 9.5%. The increase was due to higher customer delivery charge income largely due to increases in customer delivery charges in certain markets in the second quarter of 2011.

Cost of Sales. Cost of sales for the first quarter of 2012 as compared to 2011, was $75.3 million and $69.8 million, respectively, an increase of $5.5 million or 7.9%. Cost of sales increased 0.1%, as a percentage of net product sales, to 29.2%, compared to 29.1% in the prior year. This increase was largely due to pricing and product mix changes associated with the $10 Any Pizza promotion and value bundling. The unfavorable cost of sales associated with these promotional activities was largely offset by the lower ingredient and packaging costs associated with the Margin Management Initiative.

Direct Labor. Direct labor costs for the first quarter of 2012 as compared to 2011, were $74.0 million and $70.2 million, respectively, an increase of $3.8 million, or 5.3%. Direct labor costs were 28.7% of net product sales for the first quarter of 2012, a 0.6% decrease compared to the prior year, primarily due to lower average wage rates realized from the labor optimization strategies and change in pay practices of certain team members implemented over time through attrition at the beginning of fiscal 2011, lower employee benefits expense and improved labor productivity.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the first quarter of 2012 were $77.7 million compared to $74.8 million for the prior year, an increase of $2.9 million, or 3.9%. Other restaurant operating expenses were 30.1% of net product sales for the first quarter of 2012 compared to 31.2% of net product sales for the prior year, a decrease of 1.1%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended March 29, 2011	31.2%
Rent and occupancy costs	(0.8)
Advertising costs	(0.3)
Depreciation	0.2
Restaurant manager bonuses	0.2
Net amortization of leasehold interests	(0.2)
Other, net	(0.2)

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended March 27, 2012	30.1%

The favorable variance as a percentage of net product sales was largely due to leveraging of fixed and semi-fixed costs as a result of higher comparable store sales, primarily rent and occupancy costs, and lower advertising expenses partially offset by higher restaurant manager bonus expense. Favorable net leasehold amortization was offset by higher depreciation expense, both as a result of purchase accounting adjustments.

Depreciation expense for store operations was $9.1 million or 3.5% of net product sales for the first quarter of 2012 successor period compared to $7.9 million or 3.3% of net product sales for the prior year predecessor period largely due to higher depreciation and amortization resulting from higher carrying values of fixed assets due to the purchase accounting adjustments.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2012 were $14.0 million compared to $12.8 million for the first quarter of 2011, an increase of $1.2 million or 9.4%. This increase was largely due to higher incentive compensation and salaries expense and acquisition integration costs of $0.2 million for the 36-unit acquisition in February 2012.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $4.2 million for the first quarter of 2012 and $3.0 million for the first quarter of 2011, respectively. The increase during 2012 is largely due to increased franchise rights and other intangibles amortization expense of $1.4 million associated with the Transactions-related purchase accounting adjustments.

Other. During the first quarter of 2012, we recorded $0.3 million for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 and the 36-unit acquisition in February 2012.

Interest Expense. Interest expense was $12.9 million for the first quarter of 2012 (successor period) compared to $6.7 million for the prior year (predecessor period), an increase of $6.2 million due to higher average debt levels and interest rates resulting from the Transactions and increased amortization of deferred debt issuance costs related to the Transactions. Our average outstanding debt balance increased $173.8 million to $565.2 million for the first quarter of 2012 as compared to the same period last year and our cash borrowing rate increased 2.1% to 8.3% for the first quarter of 2012 as compared to the prior year. Interest expense included $1.0 million and $0.6 million for amortization of deferred debt issuance costs in the first quarter of 2012 and 2011, respectively.

Income Taxes. For the first quarter of 2012, we recorded income tax expense of $3.0 million which resulted in an effective income tax rate of 24.7% compared to income tax expense of $4.3 million for an effective tax rate of 30.9% for the first quarter of 2011. The lower than statutory rates for both years are due to the impact of tax credits in relation to income before taxes.

Net Income. Net income for the first quarter of 2012 (successor period) was $9.0 million compared to $9.5 million for the prior year quarter (predecessor period), a decrease of $0.5 million. Operating income benefitted from a 7.6% increase in net product sales and increased customer delivery charge income partially offset by increased cost of sales, direct labor costs, other restaurant operating expenses and general and administrative expenses. However, the increase in operating income was more than offset by higher interest expense as a result of the Transactions.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the senior notes (“Senior Notes”); (2) capital expenditures, including new unit development, asset development including for asset upgrade requirements, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility (“Revolving Facility”). Future acquisitions, depending on the size, may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining Term Loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

Our working capital was a deficit of $56.8 million at March 27, 2012. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At March 27, 2012, we had $72.3 million of borrowing capacity available under our Revolving Facility net of $27.7 million of outstanding letters of credit.

Cash flows from operating activities

Cash provided by operating activities in the first quarter of 2012 was $24.2 million and was reduced by $16.0 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses and accrued interest with proceeds from the sale of the Company. Excluding the change related to these items, our cash flow provided by operating activities was $40.2 million. Cash flow from operating activities of $24.2 million consisted of (i) net income of $9.0 million, (ii) non-cash adjustments to net income of $17.3 million, and (iii) negative changes in operating assets and liabilities of $2.1 million due primarily to a reduction of $16.0 million for the payment of Transactions-related accrued expenses and interest, decreases in accrued payroll due to timing and prepaid and other current assets, partially offset by increases in accrued interest due to the Transaction, accounts payable and decreased accounts receivable.

Cash provided by operating activities in the first quarter of 2011 was $27.9 million and consisted of (i) net income of $9.5 million, (ii) non-cash adjustments to net income of $15.5 million, and (iii) positive changes in operating assets and liabilities of $2.9 million due largely due to the timing of payroll and the change in income taxes.

Cash flows from investing activities

Cash flows used in investing activities were $459.4 million during the first quarter of 2012 compared to $3.1 million for the prior year period. During the first quarter of 2012, net cash outflows were primarily impacted by costs relating to the Transactions totaling $431.6 million. In addition, we invested $8.5 million in capital expenditures (including approximately $0.8 million for IT equipment for the 36-unit acquisition) and completed the Jacksonville, Florida acquisition of 36 stores for $19.3 million (including amounts paid for working capital settlement items and development fees). For the first quarter of 2011, we invested $3.4 million in capital expenditures.

We currently expect our capital expenditure investment to be approximately $36.0 million to $40.0 million in fiscal 2012. This estimate includes the development of 40 Delco units for approximately $12.0 million and the incremental capital expenditures related to the February 2012 Jacksonville acquisition.

Cash flows from financing activities

Net financing cash inflows were $380.5 million for the first quarter of 2012 and net outflows were $29.2 million for the first quarter of 2011. First quarter 2012 inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt and other obligations of $372.7 million, debt issuance costs of $27.8 million and $18.7 million of expenses related to the Transactions. During the first quarter of 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our old Senior Secured Credit Facilities utilizing cash reserves. During the first quarter of 2011 we completed a sale-leaseback transaction for one property for $0.5 million.

As part of the Transaction, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facility. Our Senior Secured Credit Facility was dated December 28, 2011 and consisted of a $100.0 million Revolving Facility and a $375.0 million Term Loan. There were no borrowings outstanding under the Revolving Facility as of December 28, 2011. Interest is paid at LIBOR, the money market rate, or the base rate (as defined), plus an applicable margin based upon a leverage ratio as defined in the credit agreement. Availability under this facility is reduced by letters of credit, of which $27.7 million were issued at March 27, 2012. Commitment fees are paid based upon the unused balance of the facility and the fees are paid at 0.5%. Commitment fees and letter of credit fees are reflected as interest expense. The revolving credit facility is secured by substantially all of the Company’s assets and is due December 28, 2016.

Under our $375.0 million Term Loan, interest is paid at LIBOR plus 5.25%, or the base rate (as defined) plus 4.25%, with a LIBOR floor of 1.5%. The combined weighted average rate was 6.75% at March 27, 2012. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. The term loan note is secured by substantially all of our assets and is due December 28, 2018.

•

Senior Notes. The Senior Notes bear interest at the rate of 10.5% payable semi-annually in arrears on January 15 and July 15 until maturity of the Notes on December 28, 2020. These Senior Notes are unsecured. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. The issuance of these Senior Notes was registered under the Securities Act of 1933.

Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement for the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of its current fiscal year. The Company anticipates that it will be required to make a payment in 2013, but such amount cannot be reasonably estimated at this time.

As of March 27, 2012, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of March 27, 2012 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	4.44x	Not more than 6.25x
Minimum interest coverage ratio	1.78x	Not less than 1.25x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No 333-180524). The Credit Agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. Furthermore, after the refinancing of the Term Loan on March 28, 2012, we potentially have additional liquidity due to reduced interest payments at the then prevailing interest rates through the maturity period of the Term Loan.

At March 27, 2012, we had $72.3 million of borrowing capacity available under our Revolving Facility net of $27.7 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities.

Non-GAAP measures

Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial transaction costs in 2011 in connection with the sale of the Company to Olympus on the first day of fiscal 2012 and had substantial interest expense relating to the financing of the acquisition of the Company in both 2011 and 2006 and substantial depreciation and amortization expense relating to the acquisition of the Company in both 2011 and 2006 and to the Company’s acquisition of units in recent years. We believe the elimination of these items, as well as taxes, pre-opening and facility impairment charges and unusual litigation expenses (before indemnification offset) give investors useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended
	March 27, 2012	March 29, 2011
Net income	$9,005	$9,506
Adjustments:
Interest expense	12,914	6,749
Income tax expense	2,957	4,255
Depreciation and amortization	13,312	11,771
Net facility impairment charges	—	79
Pre-opening expenses and other	399	239
Transactions costs	283	—

Adjusted EBITDA	$38,870	$32,599

(1)

The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, and pre-opening expenses, further adjusted to exclude unusual litigation expenses (before indemnification offset) and expenses related to the acquisition of the Company by Olympus. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Letters of Credit

As of March 27, 2012, we had letters of credit of $27.7 million issued under our Senior Secured Credit Facility in support of self-insured risks and our franchise agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of March 27, 2012, we had $375.0 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.8 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.50% as of March 27, 2012 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.50% before we would realize variability on our interest expense. Further, we entered into an interest rate cap in January 2012, which limits LIBOR at 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.

Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.15 per pound for the 13 weeks ended March 27, 2012 and $0.17 per pound for 2011) would have been approximately $1.9 million and $2.1 million for the 13 weeks ended March 27, 2012 and March 29, 2011, respectively, without giving effect to the UFPC directed hedging programs.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, the Company is a defendant in a lawsuit entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, in the United States District Court for the District of Kansas. The lawsuit alleges a collective action under the Fair Labor Standards Act (“FLSA”) on behalf of plaintiffs and similarly situated workers employed by NPC in 28 states, and a class action under Rule 23 of the Federal Rules of Civil Procedure on behalf of Plaintiff Smith and similarly situated workers employed in states in which the state minimum wage is higher than the federal minimum wage. The lawsuit alleges among other things that NPC deprived plaintiffs and other NPC delivery drivers of minimum wages by providing insufficient reimbursements for automobile and other job-related expenses incurred for the purposes of delivering NPC’s pizza and other food items.

On March 7, 2012, the parties orally agreed to settle the lawsuit on terms that are not material to the Company. The settlement is subject to execution of mutually agreeable written terms and releases, and, preliminary and final approval by the district court. Although the full amount of the settlement to be paid under the settlement agreement was recorded as an expense and accrued as a liability on the Company’s consolidated financial statements as of and for the fiscal year ended December 27, 2011. A receivable for approximately 55% of the settlement amount from an indemnification escrow account was recorded with an offsetting amount recorded as a reduction in the purchase price paid by Olympus.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth in Post-Effective Amendment No. 1 to our Form S-4 filed with the SEC on May 7, 2012. In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Risk Factors” in the Post-Effective Amendment which could materially affect our business, financial condition or future results.

Item 6.	Exhibits, Financial Statement Schedules

Pursuant to the rules and regulations of the SEC, we have filed, furnished or incorporated by reference the documents referenced below as exhibits to this Form 10-Q. The documents include certain agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

The exhibits that are required to be filed, furnished or incorporated by reference herein are listed in the Exhibit Index below (following the signatures page of this report).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 2012.

NPC INTERNATIONAL, INC.

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.01*	Purchase and Sale Agreement, dated as of November 6, 2011, by and between NPC Acquisition Holdings, LLC, NPC International Holdings, Inc., and Merrill Lynch Global Private Equity, Inc. and the other sellers listed therein.

2.02*	Amendment to Purchase and Sale Agreement, dated as of December 28, 2011, by and between Merrill Lynch Global Private Equity, Inc. and NPC International Holdings, Inc.

3.01	Amended and Restated Articles of Incorporation of NPC International, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

3.02	Bylaws of NPC International, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

3.03*	Amended and Restated Articles of Incorporation of NPC Operating Company A, Inc.

3.04*	Bylaws of NPC Operating Company A, Inc.

3.05*	Amended and Restated Articles of Incorporation of NPC Operating Company B, Inc.

3.06*	Bylaws of NPC Operating Company B, Inc.

3.07*	Certificate of Formation of NPC Acquisition Holdings, LLC.

3.08*	Second Amended and Restated Limited Liability Company Agreement of NPC Acquisition Holdings, LLC.

4.01*	Indenture, dated as of December 28, 2011, by and between NPC International, Inc., NPC Operating Company A, Inc. and NPC Operating Company B, Inc., as issuers, NPC Acquisition Holdings, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee.

4.02*	Form of 10 1/2% Senior Note due 2020 (included in Exhibit 4.01).

4.03*	Registration Rights Agreement, dated as of December 28, 2011, by and between NPC International, Inc., NPC Operating Company A, Inc. and NPC Operating Company B, Inc., as issuers, NPC Acquisition Holdings, LLC, as guarantor, and Goldman, Sachs & Co. and Barclays Capital Inc., as initial purchasers.

10.01	NPC International, Inc. Deferred Compensation and Retirement Plan* (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.02	NPC International, Inc. POWR Plan for Key Employees* (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.03	Form of Location Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.04	Form of Territory Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.05

Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement, dated as of February 9, 1999, by and between NPC Management, Inc. and Pizza Hut National Purchasing Coop (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No.

0-13007) filed with the SEC on May 28, 1999).

10.06	Amendment to Franchise Agreement dated as of December 25, 2007, by and between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2008).

10.07	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010** (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010).

10.08*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz*.

10.09*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook*.

10.10*	Stockholders Agreement, dated as of November 6, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.11*	Amended and Restated Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC, Barclays Bank plc and the other lenders party thereto.

10.12*	Amendment No. 1 to Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC and Barclays Bank plc.

10.13*	Security Agreement, dated as of December 28, 2011, by and between NPC International, Inc., the other pledgors party thereto and Barclays Bank plc.

10.14*	Investment Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.15*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.

10.16*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.

10.17*	NPC International Holdings, Inc. 2011 Stock Option Plan.

10.18*	Form of NPC International Holdings, Inc. Stock Option Agreement.

10.19*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.

21.01*	Subsidiaries of the registrants.

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101****	Financial statements from the quarterly report on Form 10-Q of NPC Acquisition Holdings, LLC for the quarter ended March 27, 2012, filed on May 11, 2012, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 weeks ended March 27, 2012 and March 27, 2011, (ii) the Consolidated Balance Sheets (unaudited) at March 27, 2011 and December 27, 2011, (iii) the Consolidated Statement of Equity (unaudited) for the 13 weeks ended March 27, 2012, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended March 27, 2012 and March 29, 2011 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) tagged as blocks of text.

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-180524) and incorporated herein by reference

**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Filed or furnished herewith
****	The information in this exhibit will be furnished within 30 days after the filing date of this Form 10-Q by an amendment to this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.