Form 10-Q/A
period 2012-03-27
NPC Acquisition Holdings, LLC
filed 2012-05-18
CIK 1548621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There is no market for the Registrant’s equity. As of May 11, 2012, there were 1,000 units of membership interests outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on May 11, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect subsequent events occurring after the original filing date and except as described above does not modify or update in any way disclosures made in the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 18, 2012.

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

0-13007) filed with the SEC on May 28, 1999).

10.06	Amendment to Franchise Agreement dated as of December 25, 2007, by and between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2008).

10.07	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010** (incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010).

10.08*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz*.

10.09*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook*.

10.10*	Stockholders Agreement, dated as of November 6, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.11*	Amended and Restated Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC, Barclays Bank plc and the other lenders party thereto.

10.12*	Amendment No. 1 to Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC and Barclays Bank plc.

10.13*	Security Agreement, dated as of December 28, 2011, by and between NPC International, Inc., the other pledgors party thereto and Barclays Bank plc.

10.14*	Investment Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.15*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.

10.16*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.

10.17*	NPC International Holdings, Inc. 2011 Stock Option Plan.

10.18*	Form of NPC International Holdings, Inc. Stock Option Agreement.

10.19*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.

21.01*	Subsidiaries of the registrants.

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101****	Financial statements from the quarterly report on Form 10-Q of NPC Acquisition Holdings, LLC for the quarter ended March 27, 2012, filed on May 11, 2012, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 weeks ended March 27, 2012 and March 27, 2011, (ii) the Consolidated Balance Sheets (unaudited) at March 27, 2011 and December 27, 2011, (iii) the Consolidated Statement of Equity (unaudited) for the 13 weeks ended March 27, 2012, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended March 27, 2012 and March 29, 2011 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) tagged as blocks of text.

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-180524) and incorporated herein by reference

**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2012, which was filed with the SEC on May 11, 2012.
****	Furnished herewith.