Form 10-Q/A
period 2012-03-27
NPC Acquisition Holdings, LLC
filed 2012-05-18
CIK 1548621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on May 11, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect subsequent events occurring after the original filing date and except as described above does not modify or update in any way disclosures made in the Form 10-Q.

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