Form 10-Q
period 2012-06-26
NPC Acquisition Holdings, LLC
filed 2012-08-08
CIK 1548621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-180524-04

NPC ACQUISITION HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-4509045
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7300 W. 129th Street Overland Park, KS	66213
(Address of principal executive offices)	(Zip Code)

Telephone: (913) 327-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

              Large Accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of August 7, 2012, there were 1,000 units of membership interests outstanding.

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

On May 4, 2012, the Registrants terminated the Initial Exchange Offer. The reason for the termination was that the consolidated financial statements of NPC International, Inc. were contained in the prospectus relating to the Initial Exchange Offer (the “Initial Prospectus”) rather than the consolidated financial statements of its parent, NPC Acquisition Holdings, LLC. On May 7, 2012, the Registrants filed a post-effective amendment (the “Amendment”) to the Initial Form S-4, to replace the consolidated financial statements of NPC International, Inc. with the consolidated financial statements of NPC Acquisition Holdings, LLC and to make related changes. The Amendment was declared effective on May 9, 2012, and a new exchange offer commenced on May 10, 2012. The new exchange offer was completed in June 2012.

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

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	Successor	Predecessor
	June 26, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$36,480	$78,394
Accounts and other receivables	9,391	8,041
Inventories	7,213	7,296
Prepaid expenses and other current assets	5,623	3,399
Deferred income taxes	7,292	16,369
Income taxes receivable	2,101	—

Total current assets	68,100	113,499
Facilities and equipment, less accumulated depreciation of $19,021 and $143,793, respectively	141,347	131,744
Franchise rights, less accumulated amortization of $7,753 and $50,527, respectively	629,891	390,110
Goodwill	290,489	191,701
Other assets, net	50,842	21,674

Total assets	$1,180,669	$848,728

Liabilities and member’s equity
Current liabilities:
Accounts payable	$27,760	$24,631
Accrued liabilities	58,356	62,893
Accrued interest	13,557	3,122
Income taxes payable	—	2,516
Current portion of insurance reserves	9,805	9,690
Current portion of debt	3,750	13,540

Total current liabilities	113,228	116,392

Long-term debt	561,250	359,160
Other deferred items	50,904	34,013
Insurance reserves	15,324	13,969
Deferred income taxes	207,525	123,734
Member’s equity subject to redemption	—	3,250

Total long-term liabilities	835,003	534,126

Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized and 1,000 units issued and outstanding as of June 26, 2012 and December 27, 2011)	—	—
Member’s capital	232,438	198,210

Total member’s equity	232,438	198,210

Total liabilities and member’s equity	$1,180,669	$848,728

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	13 Weeks Ended
	June 26, 2012	June 28, 2011
Sales:
Net product sales	$251,796	$228,083
Fees and other income	11,765	10,540

Total sales	263,561	238,623
Costs and expenses:
Cost of sales	70,917	68,766
Direct labor	73,257	67,219
Other restaurant operating expenses	79,208	73,190
General and administrative expenses	14,827	13,511
Corporate depreciation and amortization of intangibles	4,391	2,940
Other	239	589

Total costs and expenses	242,839	226,215

Operating income	20,722	12,408
Other expense:
Interest expense	11,467	6,195
Loss on debt extinguishment	5,144	—

Income before income taxes	4,111	6,213
Income tax expense	1,122	1,063

Net income	$2,989	$5,150

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	26 Weeks Ended
	June 26, 2012	June 28, 2011
Sales:
Net product sales	$509,615	$467,706
Fees and other income	24,360	22,045

Total sales	533,975	489,751
Costs and expenses:
Cost of sales	146,252	138,553
Direct labor	147,215	137,457
Other restaurant operating expenses	156,934	147,977
General and administrative expenses	28,838	26,318
Corporate depreciation and amortization of intangibles	8,635	5,900
Other	503	628

Total costs and expenses	488,377	456,833

Operating income	45,598	32,918
Other expense:
Interest expense	24,381	12,944
Loss on debt extinguishment	5,144	—

Income before income taxes	16,073	19,974
Income tax expense	4,079	5,318

Net income	$11,994	$14,656

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Net income	$2,989	$5,150	$11,994	$14,656
Other comprehensive income, net of tax:
Derivative financial instruments:
Change in fair value	—	73	—	102
Reclassification into earnings	—	219	—	861

Comprehensive income	$2,989	$5,442	$11,994	$15,619

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands, except share data)

Member’s equity

Predecessor Balance at December 27, 2011	$198,210
Successor Company
Purchase accounting adjustments	(198,210)
Issuance of membership interests, net of Sponsor transaction fee	227,820
Acquirer costs, net of tax	(7,376)

Successor Balance December 28, 2011	220,444
Net income	11,994

Balance at June 26, 2012	$232,438

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	26 Weeks Ended
	June 26, 2012	June 28, 2011
Operating activities
Net income	$11,994	$14,656
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,199	22,867
Amortization of debt issuance costs	2,002	1,265
Deferred income taxes	3,036	3,047
Loss on debt extinguishment	5,144	—
Debt extinguishment penalty	(1,702)	—
Other	91	687
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	3,191	742
Inventories	290	355
Prepaid expenses and other current assets	(2,068)	(2,032)
Accounts payable	3,129	1,394
Income taxes	(1,648)	(229)
Accrued interest	10,435	(1,120)
Accrued liabilities	(9,379)	1,742
Insurance reserves	1,470	534
Other deferred items	—	526
Other assets	(24)	294

Net cash provided by operating activities	53,160	44,728

Investing activities
Capital expenditures	(16,040)	(8,727)
Purchase of the stock of the Company	(436,081)	—
Purchase of business assets, net of cash acquired	(19,371)	—
Proceeds from sale or disposition of assets	24	618

Net cash used in investing activities	(471,468)	(8,109)

Financing activities
Borrowings under revolving credit facility	14,900	—
Payments under revolving credit facility	(14,900)	—
Payments on term bank facilities	—	(29,670)
Retirement of predecessor entity debt	(372,700)	—
Proceeds from equity contributions, net of costs of $18,735	216,635	—
Issuance of debt	565,000	—
Debt issue costs	(31,905)	—
Interest rate derivative	(636)	—
Proceeds from sale-leaseback transactions	—	486

Net cash provided by (used in) financing activities	376,394	(29,184)

Net change in cash and cash equivalents	(41,914)	7,435
Beginning cash and cash equivalents	78,394	44,159

Ending cash and cash equivalents	$36,480	$51,594

Supplemental disclosures of cash flow information:
Net cash paid for interest	$11,944	$12,795
Net cash paid for income taxes	$2,675	$2,027

See accompanying notes to the condensed consolidated financial statements.

NPC ACQUISITION HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

NPC Acquisition Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC”. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”) (the ultimate parent), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).

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

The interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the SEC on May 7, 2012 and declared effective on May 9, 2012.

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

Note 2 – Acquisitions and Purchase Accounting

The Transactions

On November 6, 2011, NPC Holdings (“Purchaser”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Purchaser acquired all of the outstanding membership interests of Holdings, which owns all of the outstanding capital stock of NPC, for approximately $755.0 million, plus post-closing purchase price adjustments as outlined in the Purchase Agreement, (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.

In connection with the Acquisition, Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities which consisted of a term loan (the “Old Term Loan”) and a $75.0 million revolving credit facility (the “Old Revolving Facility” and together with the Old Term Loan, the “Old Senior Secured Credit Facilities”). In addition, NPC completed, at Purchaser’s request pursuant to the Purchase Agreement, a cash tender offer (the “Tender Offer”) for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.

To consummate the Acquisition, the Company entered into new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) (collectively, all of the transactions described in this paragraph, the “Financing Transactions”). As further described in the Explanatory Note in the forepart of this Form 10-Q, in June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange those notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

For ease of reference, the Company refers to the following collectively as the “Transactions” in this filing: (i) the Acquisition; (ii) the related repayment of existing indebtedness, including the consummation of the Tender Offer and Consent Solicitation and Old Senior Secured Credit Facilities; (iii) the Financing Transactions; (iv) the establishment of the Senior Secured Credit Facilities; and (v) the payment of fees and expenses related thereto.

Transaction Expenses

The Purchaser incurred approximately $12.4 million of expenses, net of tax, in connection with the Transactions, consisting of financing commitment fees, other Transactions related legal, accounting and professional fees and a transaction fee paid to the Sponsor on the closing date pursuant to the management advisory agreement. These costs were funded by

NPC and recorded in the Successor period (as defined below) as a reduction to the member’s capital at closing of $235.3 million. Additionally, the bond consent and pre-payment penalty for the Tender Offer were paid at closing by NPC on behalf of the sellers and such costs were recorded, net of tax, at NPC Holdings.

During fiscal 2011, NPC recorded $26.6 million for costs incurred by the sellers in connection with the Transactions. These costs consisted largely of stock and other compensation expense, broker fees and legal and professional fees and were expensed in the predecessor period (as defined below).

Purchase Accounting

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on a third party valuation. These estimates of fair value are preliminary and are therefore subject to further refinement. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other assets and deferred liabilities due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights, leasehold interests and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period. Due to the impact of the change of control that occurred in conjunction with the Transactions and the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to December 27, 2011, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning December 28, 2011 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

As a result of the consummation of the Transactions, the consolidated financial statements for the period after December 27, 2011, are presented on a different basis than that for the periods before December 28, 2011, as a result of the application of purchase accounting as of December 28, 2011, and therefore are not comparable.

Total consideration includes approximately $9.5 million, net, for accrued purchase price representing amounts due to the sellers for future tax refunds which the Company expects to receive over the next three years and the escrow indemnification receivable from the sellers settled on July 27, 2012. Such amounts were included in accrued liabilities, other deferred liabilities and accounts receivable in the condensed consolidated balance sheet at June 26, 2012. A preliminary purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	$11,962
Accounts receivable	8,041
Inventories	7,296
Prepaid expenses and other current assets	3,399
Income taxes receivable	453
Deferred income tax asset	7,292
Facilities and equipment	138,952
Franchise rights	627,000
Goodwill	289,125
Other assets	24,686
Accounts payable	(24,631)
Other accrued liabilities	(59,939)
Other deferred items	(41,416)
Insurance reserves	(13,969)
Deferred income tax liability	(210,547)

Total consideration	$767,704

The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	41
Favorable leasehold interests	15
Unfavorable leasehold interests	9

Additionally, on February 20, 2012 the Company closed on an Asset Purchase Agreement with Pizza Hut, Inc. (“PHI”) pursuant to which the Company agreed to purchase from PHI 36 units in and around Jacksonville, Florida for $18.8 million in cash plus an additional $0.5 million for inventory, prepaid expenses and store cash. The purchase price, net of cash acquired, was preliminarily allocated as follows (in thousands):

Franchise rights	$10,164
Fixed assets	7,186
Goodwill	1,364
Other	657

Total purchase price	$19,371

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

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended	26 Weeks Ended
	June 28, 2011	June 26, 2012	June 28, 2011

Total sales	$246,483	$538,812	$505,470
Net income	1,341	12,263	7,371

The Consolidated Statements of Income for the 13 and 26 weeks ended June 26, 2012 included $8.5 million and $12.0 million, respectively, of total sales related to the above acquired units. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill for the year-to-date period of 2012 are summarized below (in thousands):

Balance at December 27, 2011	$191,701
Purchase accounting adjustment	(191,701)
Allocation of purchase price, net of taxes	197,035
Purchase accounting adjustment for impact of deferred income taxes	92,090
Acquisition of business assets	1,364

Balance June 26, 2012	$290,489

Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	June 26, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$637,644	$(7,753)	$629,891
Unfavorable leasehold interests, net	(4,654)	760	(3,894)

	$632,990	$(6,993)	$625,997

	December 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,637	$(50,527)	$390,110
Favorable leasehold interests, net	6,013	(1,842)	4,171

	$446,650	$(52,369)	$394,281

Amortization expense on intangible assets was $3.6 million and $2.5 million for the 13 weeks ended June 26, 2012 and June 28, 2011, respectively, and $7.0 million and $5.1 million for the 26 weeks ended June 26, 2012 and June 28, 2011, respectively.

Annual amortization during the next five fiscal years is expected to be as follows: $14.4 million for fiscal 2013; $14.6 million in each of the years for fiscal 2014 through 2016; and $14.9 million for fiscal 2017.

Note 4 – Debt

The Company’s debt consisted of the following (in thousands):

	June 26, 2012	December 27, 2011
Term Loan	$375,000	$—
Senior Notes	190,000	—
Revolving Facility ($100 million) (1)	—	—
Old Term Loan	—	197,700
Old Senior Subordinated Notes	—	175,000
Old Revolving Facility ($75 million) (1)	—	—

	565,000	372,700
Less current portion	3,750	13,540

	$561,250	$359,160

(1)

At June 26, 2012, the Company had $72.3 million of borrowing capacity available under its Revolving Facility, net of $27.7 million of outstanding letters of credit and at December 27, 2011, the Company had $57.3 million of borrowing capacity available under its Old Revolving Facility, net of $17.7 million of outstanding letters of credit.

The Company’s Senior Secured Credit Facilities were entered into as part of the Financing Transactions on December 28, 2011 and consist of a $100.0 million Revolving Facility and a $375.0 million Term Loan. Outstanding borrowings under the Senior Secured Credit Facilities bear interest at the London Interbank Offered Rate (“LIBOR”), the money market rate, or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $27.7 million were issued at June 26, 2012. Commitment fees are paid based upon the unused balance of the Revolving Facility and the fees are paid at 0.5%. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2016.

On March 28, 2012, the Company refinanced the Term Loan. The refinancing lowered the spread over LIBOR to 4.0% from 5.25% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25% from 1.5%. The combined weighted average interest rate was 5.25% per annum at June 26, 2012. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. The term loan note is secured by substantially all of the Company’s assets and is due December 28, 2018.

The Company paid a soft call premium of $3.8 million in accordance with the terms of the Senior Secured Credit Facilities plus transaction related expenses of approximately $1.1 million to effectuate the refinancing. Based on the terms of this transaction, $3.2 million of these costs were capitalized as debt issuance costs and will be amortized over the term of the related debt. The remaining $1.7 million was recorded as debt extinguishment expense during the second quarter of 2012. No other changes were made to the Senior Secured Credit Facilities in the refinancing. Additionally, related debt issuance costs of approximately $3.4 million were written off to debt extinguishment expense during the second quarter of fiscal 2012.

The Senior Notes bear interest at the rate of 10.5% payable semi-annually in arrears on January 15 and July 15 until maturity of the Senior Notes on December 28, 2020. These Senior Notes are unsecured. The Senior Notes may be redeemed at any time prior to January 15, 2016 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus a premium equal to the greater of (i) 1.0% of such amount or (ii) the excess of the present value of the redemption price payable for redemption as of January 15, 2016 and the interest payments through such date over the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest as of the date of redemption. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 26, 2012, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement governing the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company currently expects that it will be required to make a payment in 2013 of between $5.0 million and $7.0 million depending upon the amount of excess cash flow generated during the fiscal 2012 year and the Company’s leverage at fiscal 2012 year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	June 26, 2012	December 27, 2011
Term Loan	$374,063	$—
Senior Notes	204,250	—
Old Term Loan	—	197,700
Senior Subordinated Notes	—	179,156

	$578,313	$376,856

Carrying value	$565,000	$372,700

The Company measures the fair value of its debt facilities under a Level 2 observable input. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.

Note 5 – Income Taxes

For the 26 weeks ended June 26, 2012, the Company recorded income tax expense of $4.1 million which resulted in an effective income tax rate of 25.4% compared to income tax expense of $5.3 million or an effective tax rate of 26.6% during the prior year. The lower than statutory rate for both periods was primarily attributable to various federal employment-related tax credits. Several, but not all, of these federal tax credit programs historically utilized by the Company have not been extended for 2012 and are therefore excluded from the 2012 tax rate calculation.

The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company generally allocates taxes between it and the parent company (NPC Holdings) utilizing the separate return method.

The liability for uncertain tax positions was $5.1 million as of June 26, 2012, was considered long term and was included in other deferred items in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

Balance at December 27, 2011	$9,527
Purchase accounting adjustments	(6,682)
Additions based on tax positions related to the current year	2,249
Lapse of applicable statute of limitations	(96)
Additional interest / penalties accrued	109

Balance at June 26, 2012	$5,107

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 26, 2012	December 27, 2011
Payroll and vacation	$18,771	$18,383
Accrued transaction costs	—	12,995
Accrued litigation expenses	8,000	8,000
Other	31,585	23,515

	$58,356	$62,893

Note 7 – Commitments and Contingencies

As previously disclosed, NPC was a defendant in a lawsuit entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, in the United States District Court for the District of Kansas. On March 7, 2012, the parties orally agreed to settle the lawsuit on terms that are not material to the Company. On June 27, 2012 the court granted approval of the settlement agreement and terminated the action. Per the settlement agreement, NPC funded the settlement on July 27, 2012. The full amount of the settlement paid under the settlement agreement was recorded as an expense and accrued as a liability on the Company’s consolidated financial statements as of and for the fiscal year ended December 27, 2011. A receivable for approximately 55% of the settlement amount from an indemnification escrow account was recorded with an offsetting amount recorded as a reduction in the purchase price paid by Olympus.

Concurrently with the closing of the Acquisition, certain members of management purchased common stock of NPC Holdings for $4.1 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company.

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

During the second quarter of 2012, there was no ineffectiveness related to the cash flow hedge.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 27, 2011	—	$—
Granted	245,914	130
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 26, 2012	245,914	$130	9.5

Exercisable at June 26, 2012	—	$—	—

Under the Purchaser’s 2011 Stock Option Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of purchaser (which represents 10% of the outstanding shares of common stock of the Purchaser as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the 2011 Stock Option Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Purchaser. Currently 80% of the options granted under the 2011 Stock Option Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the 2011 Stock Option Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At June 26, 2012, there were 15,555 shares of common stock available for future grant under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management:

As of June 26, 2012
Series 1 Options	196,731
Series 2 Options	49,183

Total options granted	245,914

Total options exercisable	—

The exercise price of the Series 1 and Series 2 options was established based on the per share price of the common stock investment in the Purchaser at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Transactions will be determined at the discretion of the Compensation Committee of the Purchaser. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.

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

As of June 26, 2012, no options had been exercised by management. Based on the provisions of the 2011 Stock Option Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Purchaser is not publicly traded so there is no market for shares acquired upon exercise of options. In addition, the Stockholders Agreement prohibits the transfer of shares to third parties without consent which may be withheld in the sole discretion of the Purchaser and its majority owners. Further, there are no provisions in place under which an employee may sell the shares back to the Company absent the occurrence of a triggering event (termination of employment or a Purchaser sale transaction). Therefore, the holder of options or shares acquired upon exercise of such options can generally only cash-out the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Purchaser sale transaction. Additionally, due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver scenario and Purchaser sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate as there is no assurance that these options will achieve any value under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of June 26, 2012, the Company has recorded no compensation expense for options granted during 2012.

Note 10 – Transactions with Sponsor

Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor pursuant to which the Sponsor received on the closing date a transaction fee of $7.6 million in cash in connection with the Transactions which was recorded as a reduction of the $235.3 million of proceeds received from the issuance of common shares in the successor period. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. All necessary disclosures have been complied with in this Form 10-Q and the provisions of ASU 2011-08 did not have an effect on the financial position, results of operations or cash flows of the Company.

In December 2011, the FASB issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

Note 12 – Condensed Consolidating Financial Statements

NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holding’s only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPC Operating Company A, Inc. (“NPC Op Co A”) and NPC Operating Company B, Inc. (“NPC Op Co B”) do not have any assets, operations or cash flows and are 100% owned by NPC. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of June 26, 2012 and December 27, 2011, and for each of the 13-week and 26-week periods ended June 26, 2012 and June 28, 2011 (in thousands):

Condensed Consolidating Statements of Income

	Successor
	13 Weeks Ended June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Total net sales	$—	$263,561	$—	$—	$—	$263,561
Total costs and expenses	—	242,839	—	—	—	242,839

Operating income	—	20,722	—	—	—	20,722

Interest expense	—	(11,467)	—	—	—	(11,467)
Loss on debt extinguishment	—	(5,144)	—	—	—	(5,144)
Equity in net income of subsidiary	2,989	—	—	—	(2,989)	—

Income before income taxes	2,989	4,111	—	—	(2,989)	4,111
Income tax expense	—	1,122	—	—	—	1,122

Net income	$2,989	$2,989	$—	$—	$(2,989)	$2,989

	Predecessor
	13 Weeks Ended June 28, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Total net sales	$—	$238,623	$—	$—	$—	$238,623
Total costs and expenses	—	226,215	—	—	—	226,215

Operating income	—	12,408	—	—	—	12,408

Interest expense	—	(6,195)	—	—	—	(6,195)
Equity in net income of subsidiary	5,150	—	—	—	(5,150)	—

Income before income taxes	5,150	6,213	—	—	(5,150)	6,213
Income tax benefit	—	1,063	—	—	—	1,063

Net income	$5,150	$5,150	$—	$—	$(5,150)	$5,150

	Successor
	26 Weeks Ended June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Total net sales	$—	$533,975	$—	$—	$0	$533,975
Total costs and expenses	—	488,377	—	—	0	488,377

Operating income	—	45,598	—	—	0	45,598

Interest expense	—	(24,381)	—	—	0	(24,381)
Loss on debt extinguishment	—	(5,144)				(5,144)
Equity in net income of subsidiary	11,994	—	—	—	(11,994)	—

Income before income taxes	11,994	16,073	—	—	(11,994)	16,073
Income tax expense	—	4,079	—	—	—	4,079

Net income	$11,994	$11,994	$—	$—	$(11,994)	$11,994

	Predecessor
	26 Weeks Ended June 28, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Total net sales	$—	$489,751	$—	$—	$—	$489,751
Total costs and expenses	—	456,833	—	—	—	456,833

Operating income	—	32,918	—	—	—	32,918

Interest expense	—	(12,944)	—	—	—	(12,944)
Equity in net income of subsidiary	14,656	—	—	—	(14,656)	—

Income before income taxes	14,656	19,974	—	—	(14,656)	19,974
Income tax benefit	—	5,318	—	—	—	5,318

Net income	$14,656	$14,656	$—	$—	$(14,656)	$14,656

Condensed Consolidating Balance Sheet

	Successor
	June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Assets:
Current assets	$—	$60,808	$—	$—	$—	$60,808
Deferred income tax	—	7,292	—	—	—	7,292
Facilities and equipment, net	—	141,347	—	—	—	141,347
Franchise rights, net	—	629,891	—	—	—	629,891
Goodwill	—	290,489	—	—	—	290,489
Investment in subsidiary	232,438	—	—	—	(232,438)	—
Other assets, net	—	50,842	—	—	—	50,842

Total assets	$242,438	$1,180,669	$—	$—	$(232,438)	$1,180,669

Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$109,478	$—	$—	$—	$109,478
Current portion of long-term debt	—	3,750	—	—	—	3,750
Long-term debt	—	561,250	—	—	—	561,250
Other liabilities and deferred items	—	66,228	—	—	—	66,228
Deferred income taxes	—	207,525	—	—	—	207,525
Member’s equity	232,438	232,438	—	—	(232,438)	232,438

Total liabilities and member’s equity	$232,438	$1,180,669	$—	$—	$(232,438)	$1,180,669

	Predecessor
	December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Assets:
Current assets	$—	$97,130	$—	$—	$—	$97,130
Deferred income tax	—	16,369	—	—	—	16,369
Facilities and equipment, net	—	131,744	—	—	—	131,744
Franchise rights, net	—	390,110	—	—	—	390,110
Goodwill	—	191,701	—	—	—	191,701
Investment in subsidiary	201,460	—	—	—	(201,460)	—
Other assets, net	—	21,674	—	—	—	21,674

Total assets	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$102,852	$—	$—	$—	$102,852
Current portion of long-term debt	—	13,540	—	—	—	13,540
Long-term debt	—	359,160	—	—	—	359,160
Other liabilities and deferred items	—	47,982	—	—	—	47,982
Member’s equity subject to redemption	3,250	—	—	—	—	3,250
Deferred income taxes	—	123,734	—	—	—	123,734
Member’s equity	198,210	201,460	—	—	(201,460)	198,210

Total liabilities and member’s equity	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Condensed Consolidating Statements of Cash Flows

	Successor
	26 Weeks Ended June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Operating activities:
Net cash flows provided by operating activities	$—	$53,160	$—	$—	$—	$53,160

Investing activities:
Capital expenditures	—	(16,040)	—	—	—	(16,040)
Purchase of the stock of the Company	(216,635)	(436,081)	—	—	216,635	(436,081)
Purchase of business assets, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from sale or disposition of assets	—	24	—	—	—	24

Net cash flows used in investing activities	(216,635)	(471,468)	—	—	216,635	(471,468)

Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Debt issue costs	—	(31,905)	—	—	—	(31,905)
Interest rate derivative	—	(636)	—	—	—	(636)

Net cash provided by financing activities	216,635	376,394	—	—	(216,635)	376,394

Net change in cash and cash equivalents	—	(41,914)	—	—	—	(41,914)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394

Ending cash and cash equivalents	$—	$36,480	$—	$—	$—	$36,480

	Predecessor
	26 Weeks Ended June 28, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated

Operating activities:
Net cash flows provided by operating activities	$—	$44,728	$—	$—	$—	$44,728

Investing activities:
Capital expenditures	—	(8,727)	—	—	—	(8,727)
Proceeds from sale or disposition of assets	—	618	—	—	—	618

Net cash flows used in investing activities	—	(8,109)	—	—	—	(8,109)

Financing activities:
Payments on term bank facilities	—	(29,670)	—	—	—	(29,670)
Proceeds from sale-leaseback transactions	—	486	—	—	—	486

Net cash flows used in financing activities	—	(29,184)	—	—	—	(29,184)

Net change in cash and cash equivalents	—	7,435	—	—	—	7,435
Beginning cash and cash equivalents	—	44,159	—	—	—	44,159

Ending cash and cash equivalents	$—	$51,594	$—	$—	$—	$51,594

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, NPC Acquisition Holdings, LLC is referred to herein as “Holdings”. Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”

Cautionary Statement Regarding Forward Looking Information

This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	the ability of the Pizza Hut system's cost savings initiative (described below) to reduce our cost of sales;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•

our ability to service our substantial indebtedness, including the substantial increase in our indebtedness relating to the Transactions (as described in Notes 1and 4 of the Condensed Consolidated Financial Statements);

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

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2011 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2011 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of June 26, 2012 we operated 1,197 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the second quarter of 2012, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

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

In connection with the Acquisition, Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities (“Old Senior Secured Credit Facilities”). In addition, NPC completed, at Purchaser’s request pursuant to the Purchase Agreement, a cash tender offer (the “Tender Offer”) for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.

To consummate the Acquisition, NPC and its subsidiaries entered into, and Holdings guaranteed new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) (collectively, all of the transactions described in this paragraph, the “Financing Transactions”).

New Basis of Accounting. As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on a third party valuation. These estimates of fair value are preliminary and are therefore subject to further refinement. The purchase accounting adjustments did not impact net cash flow. The primary changes to the balance sheet reflect: (1) adjustments of the franchise rights to fair value, (2) adjustment of facilities and equipment to fair value, (3) adjustments to goodwill arising from the purchase accounting adjustments, (4) adjustments to the equity section from the purchase accounting adjustments, (5) adjustments to deferred tax balances, and (6) adjustments to other assets and deferred liabilities due to the purchase accounting adjustments. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period.

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

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the first half of 2012, pizza sales accounted for approximately 79% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same free-standing location. Approximately 48% of our units include the WingStreet™ product line at June 26, 2012. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carry-out and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 Weeks Ended
	June 26, 2012	June 28, 2011
Sales by occasion:
Delivery	38%	39%
Carryout	47%	44%
Dine-in	15%	17%

Number of restaurants open at the end of the period:
Delco	488	430
RR	177	180
RBD	532	530

	1,197 (1)	1,140 (1)

(1)	Includes 578 units and 516 units offering the WingStreet™ product line, at June 26, 2012 and June 28, 2011, respectively.

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

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Our blended average royalty rate (net of development incentives) for the year-to-date periods of 2012 and 2011 was 4.8% of total sales. For fiscal 2012, Pizza Hut has offered development incentives totaling $80,000 per new unit developed in fiscal 2012 (the “2012 Development Incentive”), subject to certain threshold criteria, which was partially recorded as a reduction to royalty fees. Incentive rebates earned under the program will largely be received in 2013. Currently, we expect to develop 40 Delco units during fiscal 2012.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the second quarter of fiscal 2012 averaged $1.54 per pound, a decrease of $0.25 or 14% versus the average price for the second quarter of fiscal year 2011.

The Pizza Hut system has undertaken a significant cost savings initiative with the assistance of a third party consultant focused upon reducing the brand’s ingredient and operating costs (the “Margin Management Initiative”). This initiative is expected to reduce costs through a combination of sourcing and ingredient specification changes without negatively impacting the quality of our ingredients or the abundance of our toppings. Through the end of fiscal 2011 the initial stages of this initiative secured over $5.0 million in annual savings primarily through changes in the brand’s packaging platform which benefited our cost of sales beginning in the second half of fiscal 2011. During the first half of 2012, we secured an additional $13.0 million to $15.0 million in annual savings which partially benefited cost of sales year-to-date and will benefit future quarters to a greater extent. Additional program savings from this initiative are expected to be realized over the next 12 to 18 months and could further benefit our cost of sales.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Recently, there has been legislation passed to increase certain states’ minimum wage rates effective for 2012. We currently expect the increases in state minimum wage rates to increase direct labor expense by approximately $1.2 million in fiscal 2012. We implemented certain labor optimization strategies and a change in pay practices for certain team members that benefited fiscal 2011 cost of labor by approximately $6.0 million and is currently expected to benefit fiscal 2012 cost of labor by approximately $1.0 to $2.0 million. Total savings for these initiatives are currently expected to increase over the next 12 to 18 months due to the normal course attrition of certain employees.

The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We are currently evaluating the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us are scheduled to become effective in 2014. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Post Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the SEC on May 7, 2012. There have been no significant changes with respect to these policies during the 26 weeks ended June 26, 2012.

Recently Issued Accounting Statements and Pronouncements

See Note 11 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 26-week periods ended June 26, 2012 and June 28, 2011, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Comparable store sales	5.1%	(2.8%)	5.1%	(3.8%)

Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	28.2%	30.1%	28.7%	29.6%
Direct labor	29.1%	29.5%	28.9%	29.4%
Other restaurant operating expenses	31.5%	32.1%	30.8%	31.6%

Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended
	June 26, 2012	June 28, 2011
Beginning of period	1,151	1,136
Acquired	36	—
Developed(1)	12	5
Closed(1)	(2)	(1)

End of period	1,197	1,140

Equivalent units(2)	1,177	1,134

(1)	One unit was relocated or rebuilt and is included in both the developed and closed total above for the 26 weeks ended June 26, 2012.
(2)

Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to two units, developed 11 new units and acquired 34 units which included the product line during the first half of fiscal 2012, for a total of 578 units or 48% offering the WingStreet™ product line at June 26, 2012.

13 Weeks Ended June 26, 2012 Compared to the 13 Weeks Ended June 28, 2011

Net Product Sales. Net product sales for the second quarter of 2012 were $251.8 million compared to $228.1 million for the second quarter of 2011, an increase of $23.7 million, or 10.4%, resulting primarily from (i) a comparable store sales increase of 5.1% rolling over last year’s second quarter comparable store sales decline of 2.8%, and (ii) a 5.1% increase in equivalent units.

Fees and Other Income. Fees and other income for the second quarter of 2012 as compared to the same period of 2011, were $11.8 million and $10.5 million, respectively, an increase of $1.3 million or 11.6%. The increase was due to higher customer delivery charge income largely due to increased delivery transactions and an increase in equivalent units.

Cost of Sales. Cost of sales for the second quarter of 2012 as compared to 2011, was $70.9 million and $68.8 million, respectively, an increase of $2.1 million or 3.1%. Cost of sales decreased 1.9%, as a percentage of net product sales, to 28.2%, compared to 30.1% in the prior year. This decrease was largely due to lower ingredient and packaging costs associated with the Margin Management Initiative as well as lower commodity costs. These decreases more than offset the unfavorable impact to cost of sales as a result of pricing and product mix changes associated with the $10 Any Carry-out Pizza promotion and value bundling.

Direct Labor. Direct labor costs for the second quarter of 2012 as compared to 2011, were $73.3 million and $67.2 million, respectively, an increase of $6.1 million, or 9.0%. Direct labor costs were 29.1% of net product sales for the second quarter of 2012, a 0.4% decrease compared to the prior year. This decrease was primarily due to lower employee benefits expense, sales leverage on the fixed components of labor and improved labor productivity.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the second quarter of 2012 were $79.2 million compared to $73.2 million for the prior year, an increase of $6.0 million, or 8.2%. Other restaurant operating expenses were 31.5% of net product sales for the second quarter of 2012 compared to 32.1% of net product sales for the prior year, a decrease of 0.6%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 28, 2011	32.1%
Leveraging of rent and occupancy costs	(0.7)
2012 Development Incentives	(0.3)
Advertising	(0.2)
Net amortization of leasehold interests	(0.2)
Depreciation	0.4
Restaurant manager bonuses	0.3
Other	0.1

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 26, 2012	31.5%

The favorable variance as a percentage of net product sales was largely due to leveraging of fixed and semi-fixed costs as a result of higher comparable store sales, primarily rent and occupancy costs, the benefit of the 2012 Development Incentives and lower advertising expenses partially offset by higher restaurant manager bonus expense. Higher depreciation expense was partially offset by favorable net leasehold interest amortization, both as a result of purchase accounting adjustments.

Depreciation expense for store operations was $9.5 million or 3.8% of net product sales for the second quarter of 2012 successor period compared to $7.7 million or 3.4% of net product sales for the prior year predecessor period largely due to higher depreciation resulting from higher carrying values of fixed assets due to the purchase accounting adjustments.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2012 were $14.8 million compared to $13.5 million for the second quarter of 2011, an increase of $1.3 million or 9.7%. This increase was largely due to higher incentive compensation and salaries expense, increased credit card transaction fees and costs associated with our enterprise resource planning (“ERP”) system implementation for 2012.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $4.4 million for the second quarter of 2012 and $2.9 million for the second quarter of 2011, respectively. The increase during 2012 is largely due to increased franchise rights and other intangibles amortization expense associated with the Transactions-related purchase accounting adjustments.

Other. During the second quarter of 2012, we recorded $0.2 million for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 compared to $0.6 million of expense for facility impairment charges during the second quarter of 2011.

Interest Expense. Interest expense was $11.5 million for the second quarter of 2012 (successor period) compared to $6.2 million for the prior year (predecessor period), an increase of $5.3 million due to higher average debt levels and interest rates resulting from the Transactions and increased amortization of deferred debt issuance costs related to the Transactions. Our average outstanding debt balance increased $192.4 million to $565.1 million for the second quarter of 2012 as compared to the same period last year and our cash borrowing rate increased 1.4% to 7.4% for the second quarter of 2012 as compared to the prior year. Interest expense included $1.0 million and $0.6 million for amortization of deferred debt issuance costs in the second quarter of 2012 and 2011, respectively.

Loss on debt extinguishment. During the second quarter of 2012 we recorded $5.1 million for the loss on debt extinguishment related to the refinancing of the Term Loan at lower prevailing interest rates on March 28, 2012. The expense consisted of $3.4 million for the write off of debt issuance costs and $1.7 million for a portion of the soft call premium and transaction fees.

Income Taxes. For the second quarter of 2012, we recorded income tax expense of $1.1 million which resulted in an effective income tax rate of 27.3% compared to income tax expense of $1.1 million for an effective tax rate of 17.1% for the second quarter of 2011. The lower than statutory rate for both periods was primarily attributable to various federal employment-related tax credits. Several, but not all, of these federal tax credit programs historically utilized by the Company have not been extended for 2012 and are therefore excluded from the 2012 tax rate calculation. We currently anticipate that legislation providing comparable federal employment related tax credits will likely be adopted in the future that would continue to favorably impact our overall effective tax rate.

Net Income. Net income for the second quarter of 2012 (successor period) was $3.0 million compared to $5.2 million for the prior year quarter (predecessor period), a decrease of $2.2 million. Operating income benefited from a 10.4% increase in net product sales and increased customer delivery charge income partially offset by increased cost of sales, direct labor costs, other restaurant operating expenses and general and administrative expenses. However, the increase in operating income was more than offset by higher interest expense as a result of the Transactions and loss on debt extinguishment related to the refinancing of the Term Loan.

26 Weeks Ended June 26, 2012 Compared to 26 Weeks Ended June 28, 2011

Net Product Sales. Net product sales for the 26 weeks ended June 26, 2012 were $509.6 million compared to $467.7 million for the same period of 2011, an increase of $41.9 million, or 9.0%, resulting largely from a comparable store sales increase of 5.1% for the 26 weeks ended June 26, 2012, rolling over last year’s comparable store sales decline of 3.8% and a 3.8% increase in equivalent units.

Fees and Other Income. Fees and other income were $24.4 million for the 26 weeks ended June 26, 2012, compared to $22.0 million for the prior year, for an increase of $2.4 million or 10.5%. The increase was due to higher customer delivery charge income largely due to increases in customer delivery charges in certain markets in the second quarter of 2011 and an increase in equivalent units.

Cost of Sales. Cost of sales was $146.3 million for the 26 weeks ended June 26, 2012, compared to $138.6 million for the prior year for an increase of $7.7 million or 5.6%. Cost of sales decreased 0.9%, as a percentage of net product sales, to 28.7%, compared to 29.6% in the prior year. This decrease was largely due to lower ingredient and packaging costs associated with the Margin Management Initiative as well as lower commodity costs. These decreases more than offset the unfavorable impact to cost of sales as a result of pricing and product mix changes associated with the $10 Any Pizza promotions and value bundling.

Direct Labor. Direct labor costs for the 26 weeks ended June 26, 2012 as compared to the prior year were $147.2 million and $137.5 million, respectively, an increase of $9.7 million, or 7.1%. Direct labor costs were 28.9% of net product sales for the 26 weeks ended June 26, 2012, a 0.5% decrease compared to the prior year. The favorable variance was primarily due to lower average wage rates realized from the labor optimization strategies and change in pay practices of certain team members implemented over time through attrition at the beginning of fiscal 2011, lower employee benefits expense and improved labor productivity.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 26 weeks ended June 26, 2012 as compared to the prior year were $156.9 million and $148.0 million, respectively, an increase of $8.9 million, or 6.1%. Other operating expenses were 30.8% of net product sales for the 26 weeks ended June 26, 2012 compared to 31.6% of net product sales for the prior year, a decrease of 0.8%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 28, 2011	31.6%
Leveraging of rent and occupancy costs	(0.8)
Advertising	(0.2)
2012 Development Incentives	(0.2)
Net amortization of leasehold interests	(0.2)
Restaurant manager bonuses	0.3
Depreciation	0.3

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 26, 2012	30.8%

The favorable variance as a percentage of net product sales was largely due to leveraging of fixed and semi-fixed costs as a result of higher comparable store sales, primarily rent and occupancy costs, lower advertising expenses and the benefit of the 2012 Development Incentives which were partially offset by higher restaurant manager bonus expense. Higher depreciation expense was partially offset by favorable net leasehold amortization expense, both as a result of purchase accounting adjustments.

Depreciation expense for store operations was $18.6 million or 3.6% of net product sales for the 26 weeks ended June 26, 2012 compared to $15.6 million or 3.3% of net product sales for the prior year predecessor period largely due to higher depreciation resulting from higher carrying values of fixed assets due to the purchase accounting adjustments.

General and Administrative Expenses. General and administrative expenses for the 26 weeks ended June 26, 2012 were $28.8 million compared to $26.3 million for the prior year, an increase of $2.5 million or 9.6%. This increase was largely due to higher incentive compensation and salaries expense, increased credit card transaction fees and costs associated with our ERP system implementation for 2012.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $8.6 million and $5.9 million for the 26 weeks ended June 26, 2012 and June 28, 2011, respectively. The increase during 2012 is largely due to increased franchise rights and other intangibles amortization expense associated with the Transactions-related purchase accounting adjustments.

Other. During the 26 weeks ended June 26, 2012, we recorded $0.5 million for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 and the 36-unit acquisition in February 2012 compared to $0.6 million of expense for facility impairment charges during the prior year.

Interest Expense. Interest expense was $24.4 million for the 26 weeks ended June 26, 2012 (successor period) compared to $12.9 million for the prior year (predecessor period), an increase of $11.5 million due to higher average debt levels and interest rates resulting from the Transactions and increased amortization of deferred debt issuance costs related to the Transactions. Our average outstanding debt balance increased $183.1 million to $565.1 million for the 26 weeks ended June 26, 2012 as compared to the same period last year and our cash borrowing rate increased 1.8% to 7.8% for the 26 weeks ended June 26, 2012 as compared to the prior year. Interest expense included $2.0 million and $1.3 million for amortization of deferred debt issuance costs in the year-to-date period of 2012 and 2011, respectively.

Loss on debt extinguishment. During the second quarter of 2012 we recorded $5.1 million for the loss on debt extinguishment related to the refinancing of the Term Loan at lower prevailing interest rates on March 28, 2012. The expense consisted of $3.4 million for the write off of debt issuance costs and $1.7 million for a portion of the soft call premium and transaction fees.

Income Taxes. For the 26 weeks ended June 26, 2012, we recorded income tax expense of $4.1 million which resulted in an effective income tax rate of 25.4% compared to an effective tax rate of 26.6%, or $5.3 million, for the prior year. The lower than statutory rate for both periods was primarily attributable to various federal employment-related tax credits. Several, but not all, of these federal tax credit programs historically utilized by the Company have not been extended for 2012 and are therefore excluded from the 2012 tax rate calculation. We currently anticipate that legislation providing comparable federal employment related tax credits will likely be adopted in the future that would continue to favorably impact our overall effective tax rate.

Net Income. Net income for the 26 weeks ended June 26, 2012 was $12.0 million compared to $14.7 million for the prior year. Operating income benefited from a 9% increase in net product sales and increased customer delivery charge income partially offset by increased cost of sales, direct labor costs, other restaurant operating expenses and general and administrative expenses. However, the increase in operating income was more than offset by higher interest expense as a result of the Transactions and loss on debt extinguishment related to the refinancing of the Term Loan.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the Senior Notes; (2) capital expenditures, including new unit development, asset development including for asset upgrade requirements, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our Revolving Facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining Term Loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

Our working capital was a deficit of $45.1 million at June 26, 2012. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At June 26, 2012, we had $72.3 million of borrowing capacity available under our Revolving Facility net of $27.7 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 26 weeks ended June 26, 2012 was $53.2 million and was reduced by $16.0 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses and accrued interest with proceeds from the sale of the Company. Cash flow from operating activities of $53.2 million consisted of (i) net income of $12.0 million, (ii) non-cash adjustments to net income of $35.8 million, and (iii) positive changes in operating assets and liabilities of $5.4 million due primarily to an increase in accrued interest due to the Transaction, decreased accounts receivable and increased accounts payable and payroll, which were partially offset by a reduction of $16.0 million for the payment of Transactions-related accrued expenses and interest, increased prepaid and other current assets and increased income taxes receivable.

Cash provided by operating activities for the 26 weeks ended June 28, 2011 was $44.7 million and consisted of (i) net income of $14.7 million, (ii) non-cash adjustments to net income of $27.9 million, and (iii) positive changes in operating assets and liabilities of $2.2 million due largely due to increased accounts payable and accrued liabilities.

Cash flows from investing activities

Cash flows used in investing activities were $471.5 million during the 26 weeks ended June 26, 2012 compared to $8.1 million for the same period of the prior year. During the first half of 2012, net cash outflows were primarily impacted by costs relating to the Transactions totaling $436.1 million. In addition, we invested $16.0 million in capital expenditures (including approximately $0.8 million for IT equipment for the 36-unit acquisition) and completed the Jacksonville, Florida acquisition of 36 units for $19.4 million (including amounts paid for working capital settlement items and development fees). For the 26 weeks ended June 28, 2011, we invested $8.7 million in capital expenditures and received proceeds from the sale of assets of $0.6 million.

We currently expect our capital expenditure investment to be approximately $36.0 million to $40.0 million in fiscal 2012. This estimate includes the development of 40 Delco units for approximately $12.0 million, before the 2012 Development Incentives, and the incremental capital expenditures related to the February 2012 Jacksonville acquisition.

Cash flows from financing activities

Net financing cash inflows were $376.4 million for the 26 weeks ended June 26, 2012 and net outflows were $29.2 million for the same period of the prior year. Year-to-date 2012 cash inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt of $372.7 million, debt issuance costs of $31.9 million and $18.7 million of expenses related to the Transactions. Additionally, we had a $1.7 million debt extinguishment expense related to the refinancing of our Term Loan on March 28, 2012. During the 26 weeks ended June 28 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our Old Senior Secured Credit Facilities utilizing cash reserves. Also during 2011 we completed a sale-leaseback transaction for one property for $0.5 million.

As part of the Transaction, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were entered into as part of the Financing Transactions on December 28, 2011 and consist of a $100.0 million Revolving Facility and a $375.0 million Term Loan. Outstanding borrowings under the Senior Secured Credit Facilities bear interest at the London Interbank Offered Rate (“LIBOR”), the money market rate, or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $27.7 million were issued at June 26, 2012. Commitment fees are paid based upon the unused balance of the Revolving Facility and the fees are paid at 0.5%. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2016.

Under our $375.0 million Term Loan, interest was paid at LIBOR plus 5.25%, or the base rate (as defined) plus 4.25%, with a LIBOR floor of 1.5%. On March 28, 2012, the Company refinanced the Term Loan. The refinancing lowered the spread over LIBOR to 4.00% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25%. The combined weighted average interest rate was 5.25% per annum at June 26, 2012. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. The term loan note is secured by substantially all of our assets and is due December 28, 2018.

•

Senior Notes. The Senior Notes bear interest at the rate of 10.5% payable semi-annually in arrears on January 15 and July 15 until maturity of the Notes on December 28, 2020. These Senior Notes are unsecured. The Senior Notes may be redeemed at any time prior to January 15, 2016 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus a premium equal to the greater of (i) 1.0% of such amount or (ii) the excess of the present value of the redemption price payable for redemption as of January 15, 2016 and the interest payments through such date over the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest as of the date of redemption. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement governing the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We currently expect that we will be required to make a payment in 2013 of between $5.0 million and $7.0 million depending upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

As of June 26, 2012, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of June 26, 2012 were as follows:

	Actual	Covenant Requirement

Maximum leverage ratio	3.99x	Not more than 6.25x
Minimum interest coverage ratio	2.00x	Not less than 1.25x

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

At June 26, 2012, we had $72.3 million of borrowing capacity available under our Revolving Facility net of $27.7 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities.

Non-GAAP measures

Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial transaction costs in 2011 in connection with the sale of the Company to Olympus on the first day of fiscal 2012 and had substantial interest expense relating to the financing of the acquisition of the Company in both 2011 and 2006 and substantial depreciation and amortization expense relating to the acquisition of the Company in both 2011 and 2006 and to the Company’s acquisition of units in recent years. We believe the elimination of these items, as well as taxes, pre-opening and facility impairment charges, 2012 Development Incentives, the loss on debt extinguishment relating to the refinancing of the Company’s indebtedness and unusual litigation expenses (before indemnification offset) give management and investors useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		26 Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011
Net income from continuing operations	$2,989	$5,150	$11,994	$14,656
Adjustments:
Interest expense	11,467	6,195	24,381	12,944
Income tax expense	1,122	1,063	4,079	5,318
Depreciation and amortization	13,887	11,096	27,199	22,867
Net facility impairment charges	55	631	55	710
Pre-opening expenses and other	349	317	748	556
Loss on debt extinguishment	5,144	—	5,144	—
Transaction costs	195	—	478	—
2012 Development Incentives	(800)	—	(1,040)	—

Adjusted EBITDA	$34,408	$24,452	$73,038	$57,051

(1)

The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, and pre-opening expenses, further adjusted to exclude unusual litigation expenses (before indemnification offset), 2012 Development Incentives, the loss on debt extinguishment relating to the refinancing of the Company’s indebtedness, and expenses related to the acquisition of the Company by Olympus. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Letters of Credit

As of June 26, 2012, we had letters of credit of $27.7 million issued under our Senior Secured Credit Facilities in support of self-insured risks and our franchise agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of June 26, 2012, we had $375.0 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.8 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.25% as of June 26, 2012 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.25% before we would realize variability on our interest expense. Further, we entered into an interest rate cap in January 2012, which limits LIBOR at 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.15 per pound and $0.18 per pound for the 26 weeks ended June 26, 2012 and June 28, 2011, respectively) would have been approximately $3.7 million and $5.5 million for the 26 weeks ended June 26, 2012 and June 28, 2011, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, the Company was a defendant in a lawsuit entitled Jeffrey Wass and Mark Smith, et al. v. NPC International, Inc., Case No. 2:09-CV-2254-JWL-KGS, in the United States District Court for the District of Kansas. On March 7, 2012, the parties orally agreed to settle the lawsuit on terms that are not material to the Company. On June 27, 2012 the court granted approval of the settlement agreement and terminated the action. Per the settlement agreement, NPC funded the settlement on July 27, 2012. The full amount of the settlement paid under the settlement agreement was recorded as an expense and accrued as a liability on the Company’s consolidated financial statements as of and for the fiscal year ended December 27, 2011. A receivable for approximately 55% of the settlement amount from an indemnification escrow account was recorded with an offsetting amount recorded as a reduction in the purchase price paid by Olympus.

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

Item 5.	Other Information.

On August 6, 2012, the sole member of Holdings adopted the Third Amended and Restated Limited Liability Agreement of Holdings in order to: (i) provide that Holdings will be managed by a Board of Managers, (ii) make corresponding changes to the agreement to reflect the change in form of management and (iii) revise the indemnification provisions in the agreement. Holdings was previously managed by the sole member. The change in management was made to reflect Holdings’ status as a reporting company under the Exchange Act. The initial members of the Board of Managers of Holdings, Evan Eason, Louis J. Mischianti, Robert Morris, Charles W. Peffer, Paul A. Rubin and James K. Schwartz, are specified in the Third Amended and Restated Limited Liability Agreement of Holdings and are the same as the current members of the Board of Directors of NPC. Messrs. Eason Rubin and Peffer were appointed on August 6, 2012 as the members of the Audit Committee of the Board of Managers of Holdings, with Mr. Peffer appointed as Chairman of the Audit Committee. Upon establishment of the Audit Committee of the Board of Managers of Holdings, the Audit Committee of the Board of Directors of NPC was eliminated. As part of the adoption of the Third Amended and Restated Limited Liability Agreement, James K. Schwartz was appointed as Chairman of the Board of Managers of Holdings. Information concerning the members of the Board of Managers of Holdings is set forth under “Management”, “Executive Compensation” and “Certain Relationships and Related Party Transactions” in our Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the SEC on May 7, 2012 and incorporated herein by reference. A copy of the Third Amended and Restated Limited Liability Agreement of Holdings is filed as Exhibit 3.02 to this Form 10-Q.

On August 6, 2012, the Board of Managers of Holdings adopted a Code of Business Conduct and Ethics, a copy of which is filed as Exhibit 3.02 to this Form 10-Q. The new Code of Business Conduct and Ethics is substantially the same as, and replaces, the Code of Business Conduct and Ethics previously adopted by NPC, which was filed as Exhibit 14.1 to the Annual Report on Form 10-K of NPC (File No. 333-138338) for the fiscal year ended December 26, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 7, 2012.

NPC ACQUISITION HOLDINGS, LLC

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.01*	Purchase and Sale Agreement, dated as of November 6, 2011, by and between NPC Acquisition Holdings, LLC, NPC International Holdings, Inc., and Merrill Lynch Global Private Equity, Inc. and the other sellers listed therein.

2.02*	Amendment to Purchase and Sale Agreement, dated as of December 28, 2011, by and between Merrill Lynch Global Private Equity, Inc. and NPC International Holdings, Inc.

3.01*	Certificate of Formation of NPC Acquisition Holdings, LLC.

3.21***	Third Amended and Restated Limited Liability Company Agreement of NPC Acquisition Holdings, LLC.

4.01*	Indenture, dated as of December 28, 2011, by and between NPC International, Inc., NPC Operating Company A, Inc. and NPC Operating Company B, Inc., as issuers, NPC Acquisition Holdings, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee.

4.02*	Form of 10 1/2% Senior Note due 2020 (included in Exhibit 4.01).

4.03*	Registration Rights Agreement, dated as of December 28, 2011, by and between NPC International, Inc., NPC Operating Company A, Inc. and NPC Operating Company B, Inc., as issuers, NPC Acquisition Holdings, LLC, as guarantor, and Goldman, Sachs & Co. and Barclays Capital Inc., as initial purchasers.

10.01	NPC International, Inc. Deferred Compensation and Retirement Plan* (incorporated herein by reference to Exhibit 10.7 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.02	NPC International, Inc. POWR Plan for Key Employees* (incorporated herein by reference to Exhibit 10.8 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.03	Form of Location Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.9 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.04	Form of Territory Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.10 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.05

Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement, dated as of February 9, 1999, by and between NPC Management, Inc. and Pizza Hut National Purchasing Coop (incorporated herein by reference to Exhibit 10.32 to NPC’s Annual Report on Form 10-K (File No.

0-13007) filed with the SEC on May 28, 1999).

10.06	Amendment to Franchise Agreement dated as of December 25, 2007, by and between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2008).

10.07	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010** (incorporated herein by reference to Exhibit 10.23 to NPC’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010).

10.08*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC and James K. Schwartz*.

10.09*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC and Troy D. Cook*.

10.10*	Stockholders Agreement, dated as of November 6, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.11*	Amended and Restated Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC, Barclays Bank plc and the other lenders party thereto.

10.12*	Amendment No. 1 to Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC and Barclays Bank plc.

10.13*	Security Agreement, dated as of December 28, 2011, by and between NPC International, Inc., the other pledgors party thereto and Barclays Bank plc.

10.14*	Investment Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.15*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.

10.16*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.

10.17*	NPC International Holdings, Inc. 2011 Stock Option Plan.

10.18*	Form of NPC International Holdings, Inc. Stock Option Agreement.

10.19*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.

21.01*	Subsidiaries of the registrants.

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of NPC Acquisition Holdings, LLC for the quarter ended June 26, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 26 weeks ended June 26, 2012 and June 26, 2011, (ii) the Consolidated Balance Sheets (unaudited) at June 26, 2012 and December 27, 2011, (iii) the Consolidated Statement of Equity (unaudited) for the 26 weeks ended June 26, 2012, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 26 weeks ended June 26, 2012 and June 28, 2011 and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) tagged as blocks of text and in detail.

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-180524) and incorporated herein by reference

**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Filed or furnished herewith