Form 10-Q
period 2012-09-25
NPC Restaurant Holdings, LLC
filed 2012-11-05
CIK 1548621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-180524-04

NPC RESTAURANT HOLDINGS, LLC

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

There is no market for the Registrant’s equity. As of November 5, 2012, there were 1,000 units of membership interests outstanding.

EXPLANATORY NOTE

On April 3, 2012, NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc. and NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) (collectively, the “Registrants”) filed a Registration Statement on Form S-4 (File No. 333-180524) (the “Initial Form S-4”) in connection with an offer by the Registrants to exchange $190.0 million aggregate principal amount of Senior Notes issued on December 28, 2011 for an equal principal amount of Senior Notes registered under the Securities Act of 1933. The Initial Form S-4 was declared effective by the Securities and Exchange Commission on April 17, 2012 and the exchange offer commenced on April 17, 2012 (the “Initial Exchange Offer”).

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

NPC Acquisition Holdings, LLC changed its name to NPC Restaurant Holdings, LLC on September 12, 2012.

PART I

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NPC RESTAURANT HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	Successor	Predecessor
	September 25, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$32,358	$78,394
Accounts and other receivables	5,201	8,041
Inventories	7,540	7,296
Prepaid expenses and other current assets	4,970	3,399
Deferred income taxes	7,292	16,369
Income taxes receivable	1,801	—

Total current assets	59,162	113,499
Facilities and equipment, less accumulated depreciation of $28,912 and $143,793, respectively	142,672	131,744
Franchise rights, less accumulated amortization of $11,643 and $50,527, respectively	626,371	390,110
Goodwill	290,508	191,701
Other assets, net	49,761	21,674

Total assets	$1,168,474	$848,728

Liabilities and member’s equity
Current liabilities:
Accounts payable	$29,395	$24,631
Accrued liabilities	49,040	62,893
Accrued interest	8,491	3,122
Income taxes payable	—	2,516
Current portion of insurance reserves	9,876	9,690
Current portion of debt	3,750	13,540

Total current liabilities	100,552	116,392

Long-term debt	560,313	359,160
Other deferred items	49,950	34,013
Insurance reserves	15,756	13,969
Deferred income taxes	207,278	123,734
Member’s equity subject to redemption	—	3,250

Total long-term liabilities	833,297	534,126

Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized and 1,000 units issued and outstanding as of September 25, 2012 and December 27, 2011)	—	—
Member’s capital	234,625	198,210

Total member’s equity	234,625	198,210

Total liabilities and member’s equity	$1,168,474	$848,728

See accompanying notes to the condensed consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	13 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011
Sales:
Net product sales	$243,533	$228,021
Fees and other income	12,700	9,830

Total sales	256,233	237,851
Costs and expenses:
Cost of sales	70,408	70,695
Direct labor	73,244	66,841
Other restaurant operating expenses	81,099	74,113
General and administrative expenses	14,320	13,102
Corporate depreciation and amortization of intangibles	4,488	3,078
Other	6	902

Total costs and expenses	243,565	228,731

Operating income	12,668	9,120
Interest expense	11,416	6,131

Income before income taxes	1,252	2,989
Income tax benefit	(1,126)	(480)

Net income	$2,378	$3,469

See accompanying notes to the condensed consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011
Sales:
Net product sales	$753,148	$695,727
Fees and other income	37,060	31,875

Total sales	790,208	727,602
Costs and expenses:
Cost of sales	216,660	209,248
Direct labor	220,459	204,298
Other restaurant operating expenses	238,033	222,090
General and administrative expenses	43,158	39,420
Corporate depreciation and amortization of intangibles	13,123	8,978
Other	509	1,530

Total costs and expenses	731,942	685,564

Operating income	58,266	42,038
Other expense:
Interest expense	35,797	19,075
Loss on debt extinguishment	5,144	—

Income before income taxes	17,325	22,963
Income tax expense	2,953	4,838

Net income	$14,372	$18,125

See accompanying notes to the condensed consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended		39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011	Sept. 25, 2012	Sept. 27, 2011
Net income	$2,378	$3,469	$14,372	$18,125
Other comprehensive income, net of tax:
Derivative financial instruments:
Change in fair value	—	(75)	—	27
Reclassification into earnings	—	192	—	1,053

Comprehensive income	$2,378	$3,586	$14,372	$19,205

See accompanying notes to the condensed consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands)

Member’s equity
Predecessor Balance at December 27, 2011	$198,210

Successor Company
Purchase accounting adjustments	(198,210)
Issuance of membership interests, net of Sponsor transaction fee	227,820
Acquirer costs, net of tax	(7,567)

Successor Balance December 28, 2011	220,253
Net income	14,372

Balance at September 25, 2012	$234,625

See accompanying notes to the condensed consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011
Operating activities
Net income	$14,372	$18,125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,654	33,991
Amortization of debt issuance costs	3,072	1,905
Deferred income taxes	2,545	2,897
Loss on debt extinguishment	5,144	—
Debt extinguishment penalty	(1,702)	—
Other	25	828
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	2,840	261
Inventories	(37)	634
Prepaid expenses and other current assets	(1,415)	(874)
Accounts payable	4,764	3,552
Income taxes	(1,104)	(770)
Accrued interest	5,369	2,991
Accrued liabilities	(19,902)	1,943
Insurance reserves	1,973	282
Other deferred items	(858)	1,610
Other assets	94	1,054

Net cash provided by operating activities	56,834	68,429

Investing activities
Capital expenditures	(28,504)	(17,763)
Purchase of the stock of the Company	(431,540)	—
Purchase of business assets, net of cash acquired	(19,371)	—
Proceeds from sale or disposition of assets	189	647

Net cash used in investing activities	(479,226)	(17,116)

Financing activities
Borrowings under revolving credit facility	14,900	—
Payments under revolving credit facility	(14,900)	—
Payments on term bank facilities	(937)	(29,670)
Retirement of predecessor entity debt	(372,700)	—
Proceeds from equity contributions, net of costs of $18,735	216,635	—
Issuance of debt	565,000	—
Debt issue costs	(32,012)	—
Interest rate derivative	(636)	—
Proceeds from sale-leaseback transactions	1,006	486

Net cash provided by (used in) financing activities	376,356	(29,184)

Net change in cash and cash equivalents	(46,036)	22,129
Beginning cash and cash equivalents	78,394	44,159

Ending cash and cash equivalents	$32,358	$66,288

Supplemental disclosures of cash flow information:
Net cash paid for interest	$27,357	$14,180
Net cash paid for income taxes	$2,243	$2,323

See accompanying notes to the condensed consolidated financial statements.

.

NPC RESTAURANT HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

On September 12, 2012, NPC Acquisition Holdings, LLC changed its name to NPC Restaurant Holdings, LLC and is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC”. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the SEC on May 7, 2012 and declared effective on May 9, 2012.

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

For ease of reference, the Company refers to the following collectively as the “Transactions” in this filing: (i) the Acquisition; (ii) the related repayment of then-existing indebtedness, including the consummation of the Tender Offer and related consent solicitation and the repayment of the Old Senior Secured Credit Facilities; (iii) the Financing Transactions; (iv) the establishment of the Senior Secured Credit Facilities; and (v) the payment of fees and expenses related thereto.

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

Purchase Accounting

As a result of the Transactions, purchase accounting adjustments were made to underlying assets and liabilities based on a third party valuation. The purchase accounting adjustments did not impact net cash flow. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights, leasehold interests and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and higher interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period. Due to the impact of the change of control that occurred in conjunction with the Transactions and the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to December 27, 2011, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning December 28, 2011 and after utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

As a result of the consummation of the Transactions, the consolidated financial statements for the period after December 27, 2011, are presented on a different basis than that for the periods before December 28, 2011, as a result of the application of purchase accounting as of December 28, 2011, and therefore are not comparable.

At September 25, 2012, total consideration includes approximately $14.0 million for accrued purchase price representing amounts due to the sellers for future tax refunds which the Company expects to receive over the next three years. Such amounts were included in accrued liabilities and other deferred liabilities in the Consolidated Balance Sheet at September 25, 2012. The purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	$11,962
Accounts receivable	8,041
Inventories	7,296
Prepaid expenses and other current assets	3,399
Income taxes receivable	698
Deferred income tax asset	7,292
Facilities and equipment	138,952
Franchise rights	627,000
Goodwill	289,144
Other assets	24,686
Accounts payable	(24,631)
Other accrued liabilities	(59,941)
Other deferred items	(41,402)
Insurance reserves	(13,969)
Deferred income tax liability	(210,791)

Total consideration	$767,736

The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	41
Favorable leasehold interests	15
Unfavorable leasehold interests	9

Additionally, on February 20, 2012 the Company closed on an Asset Purchase Agreement with Pizza Hut, Inc. (“PHI”) pursuant to which the Company agreed to purchase from PHI 36 units in and around Jacksonville, Florida for $18.8 million in cash plus an additional $0.5 million for inventory, prepaid expenses and store cash. The purchase price, net of cash acquired, was allocated as follows (in thousands):

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

The pro forma impact of the Transactions and the asset acquisition on the results of operations is included in the below table for periods prior to the acquisition dates in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended	39 Weeks Ended
	Sept. 27, 2011	Sept. 25, 2012	Sept. 27, 2011
Total sales	$245,711	$795,045	$751,181
Net (loss) income	(362)	14,641	13,209

The unaudited Consolidated Statements of Income for the 13 and 39 weeks ended September 25, 2012 included $8.4 million and $20.4 million, respectively, of total sales related to the units acquired in the asset acquisition. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Goodwill and Other Intangible Assets

Changes in goodwill for the year-to-date period of 2012 are summarized below (in thousands):

Balance at December 27, 2011	$191,701
Purchase accounting adjustment	(191,701)
Allocation of purchase price, net of taxes	197,054
Purchase accounting adjustment for impact of deferred income taxes	92,090
Acquisition of business assets	1,364

Balance September 25, 2012	$290,508

Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 25, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,014	$(11,643)	$626,371
Unfavorable leasehold interests, net	(4,640)	1,123	(3,517)

	$633,374	$(10,520)	$622,854

	December 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,637	$(50,527)	$390,110
Favorable leasehold interests, net	6,013	(1,842)	4,171

	$446,650	$(52,369)	$394,281

Amortization expense on intangible assets was $3.5 million and $2.5 million for the 13 weeks ended September 25, 2012 and September 27, 2011, respectively, and $10.5 million and $7.6 million for the 39 weeks ended September 25, 2012 and September 27, 2011, respectively.

Annual amortization during the next five fiscal years is expected to be as follows: $14.4 million for fiscal 2013; $14.6 million in each of the years for fiscal 2014 through 2016; and $14.9 million for fiscal 2017.

Note 4 – Debt

The Company’s debt consisted of the following (in thousands):

	September 25, 2012	December 27, 2011
Term Loan	$374,063	$—
Senior Notes	190,000	—
Revolving Facility ($100 million) (1)	—	—
Old Term Loan	—	197,700
Old Senior Subordinated Notes	—	175,000
Old Revolving Facility ($75 million) (1)	—	—

	564,063	372,700
Less current portion	3,750	13,540

	$560,313	$359,160

(1)

At September 25, 2012, the Company had $82.3 million of borrowing capacity available under its Revolving Facility, net of $17.7 million of outstanding letters of credit and at December 27, 2011, the Company had $57.3 million of borrowing capacity available under its Old Revolving Facility, net of $17.7 million of outstanding letters of credit.

The Company’s Senior Secured Credit Facilities were entered into as part of the Financing Transactions on December 28, 2011 and consist of a $100.0 million Revolving Facility and a $375.0 million Term Loan. Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”), the money market rate, or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. At September 25, 2012, the rate would have been the prevailing LIBOR rate plus the margin of 5.0% in the case of a LIBOR loan or the base rate (as defined) plus the margin of 4.0% in the case of a base rate loan. Availability under the Revolving Facility is reduced by letters of credit, of which $17.7 million were issued at September 25, 2012. Commitment fees are paid based upon the unused balance of the Revolving Facility and the fees are paid at 0.5%. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2016.

On March 28, 2012, the Company refinanced the Term Loan. The refinancing lowered the spread over LIBOR to 4.0% from 5.25% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25% from 1.5%. The combined weighted average interest rate was 5.25% per annum at September 25, 2012,. The principal amount of the Term Loan amortizes in equal quarterly installments of $937,500 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. These quarterly installments may be reduced as a result of any voluntary or required prepayments made by the Company, which any such reductions will be applied on a prorated basis in accordance with the terms of the Credit Agreement. The term loan note is secured by substantially all of the Company’s assets and is due December 28, 2018.

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

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 25, 2012, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement governing the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company currently expects that it will be required to make a payment in 2013 of between $4.0 million and $6.0 million depending upon the amount of excess cash flow generated during the fiscal 2012 year and the Company’s leverage at fiscal 2012 year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	September 25, 2012	December 27, 2011
Term Loan	$376,868	$—
Senior Notes	216,600	—
Old Term Loan	—	197,700
Senior Subordinated Notes	—	179,156

	$593,468	$376,856

Carrying value	$564,063	$372,700

The Company measures the fair value of its debt facilities under a Level 2 observable input. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.

Note 5 – Income Taxes

For the 39 weeks ended September 25, 2012, the Company recorded income tax expense of $3.0 million which resulted in an effective income tax rate of 17.0% compared to income tax expense of $4.8 million or an effective tax rate of 21.1% during the prior year. Fiscal 2012 included a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions. The lower than statutory rate for both periods was primarily attributable to various federal employment-related tax credits. Several, but not all, of these federal tax credit programs historically utilized by the Company have not been extended for 2012 and are therefore excluded from the 2012 tax rate calculation.

The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.

The liability for uncertain tax positions was $4.6 million as of September 25, 2012, was considered long term and was included in other deferred items in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

Balance at December 27, 2011	$9,527
Purchase accounting adjustments	(6,682)
Additions based on tax positions related to the current year	2,439
Lapse of applicable statute of limitations	(895)
Additional interest / penalties accrued	164

Balance at September 25, 2012	$4,553

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 25, 2012	December 27, 2011
Payroll and vacation	$15,972	$18,383
Due to sellers	5,122	—
Accrued transaction costs	—	12,995
Accrued litigation expenses	—	8,000
Other	27,946	23,515

	$49,040	$62,893

Note 7 – Commitments and Contingencies

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

Note 8 – Derivative Financial Instruments

In January 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $150.0 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. The cap agreement hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in January 2016. Pursuant to the agreement, the Company has capped LIBOR at 2.5% with respect to the aggregate notional amount of $150.0 million. In the event LIBOR exceeds 2.5% the Company will pay interest at the capped rate. In the event LIBOR is less than 2.5%, the Company will pay interest at the prevailing LIBOR rate. The Company paid $0.6 million to effectuate this cash flow hedge which is being amortized over the life of the agreement as interest expense.

During the third quarter of 2012, there was no ineffectiveness related to the cash flow hedge.

Note 9 – Stock-based Compensation

In connection with the Acquisition, the Purchaser established a new stock option plan (the “2011 Stock Option Plan” or “Plan”) which governs, among other things, the grant of options with respect to the common stock of the Purchaser. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Purchaser; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Purchaser as well as the Company.

The following table summarized stock option activity under the Plan during the 39 weeks ended September 25, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 27, 2011	—	$—
Granted	245,914	130
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 25, 2012	245,914	$130	9.3

Exercisable at September 25, 2012	—	$—	—

Under the Purchaser’s 2011 Stock Option Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of the Purchaser (which represents 10% of the outstanding shares of common stock of the Purchaser as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the 2011 Stock Option Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Purchaser. Currently 80% of the options granted under the 2011 Stock Option Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the 2011 Stock Option Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At September 25, 2012, there were 15,555 shares of common stock available for future grant under the Plan.

Under their respective employment agreements, the following options have been granted to certain members of management:

As of September 25, 2012
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

Option grants will be made at the discretion and through approval of the Board of Directors of the Purchaser to ensure that compensation to the Company’s executive officers remains competitive and in-line with its peer companies.

The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the 2011 Stock Option Plan, any portion of an option that was vested on the date of the termination of the option holder’s employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of Purchaser, upon the termination of an employee stockholder’s employment or engagement with the Company for any reason, the Purchaser is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value. The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to the Purchaser upon such time a triggering event should occur that would require a repurchase of outstanding shares.

As of September 25, 2012, no options had been exercised by management. Based on the provisions of the 2011 Stock Option Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Purchaser is not publicly traded so there is no market for shares acquired upon exercise of options. In addition, the Stockholders Agreement prohibits the transfer of shares to third parties without consent which may be withheld in the sole discretion of the Purchaser and its majority owners. Further, there are no provisions in place under which an employee may sell the shares back to the Company absent the occurrence of a triggering event (termination of employment or a Purchaser sale transaction). Therefore, the holder of options or shares acquired upon exercise of such options can generally only cash-out the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Purchaser sale transaction. Additionally, due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver scenario and Purchaser sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate as there is no assurance that these options will achieve any value under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of September 25, 2012, the Company has recorded no compensation expense for options granted during 2012.

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

Note 11 – Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires reporting of all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the reclassification requirement within the new standard was indefinitely deferred. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2012 and applied retrospectively. All necessary disclosures have been complied with in this Form 10-Q and the provisions of ASU 2011-05 did not have an effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. All necessary disclosures have been complied with in this Form 10-Q and the provisions of ASU 2011-08 did not have an effect on the financial position, results of operations or cash flows of the Company.

In December 2011, the FASB issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption will have a significant impact on our condensed consolidated financial statements.

Note 12 – Condensed Consolidating Financial Statements

NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPC Operating Company A, Inc. (“NPC Op Co A”) and NPC Operating Company B, Inc. (“NPC Op Co B”) do not have any assets, operations or cash flows and are 100% owned by NPC. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of September 25, 2012 and December 27, 2011, and for each of the 13-week and 39-week periods ended September 25, 2012 and September 27, 2011 (in thousands):

Condensed Consolidating Statements of Income

	Successor
	13 Weeks Ended September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$256,233	$—	$—	$—	$256,233
Total costs and expenses	—	243,565	—	—	—	243,565

Operating income	—	12,668	—	—	—	12,668

Interest expense	—	11,416	—	—	—	11,416
Equity in net income of subsidiary	2,378	—	—	—	(2,378)	—

Income before income taxes	2,378	1,252	—	—	(2,378)	1,252
Income tax benefit	—	(1,126)	—	—	—	(1,126)

Net income	$2,378	$2,378	$—	$—	$(2,378)	$2,378

	Predecessor
	13 Weeks Ended September 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$237,851	$—	$—	$—	$237,851
Total costs and expenses	—	228,731	—	—	—	228,731

Operating income	—	9,120	—	—	—	9,120

Interest expense	—	6,131	—	—	—	6,131
Equity in net income of subsidiary	3,469	—	—	—	(3,469)	—

Income before income taxes	3,469	2,989	—	—	(3,469)	2,989
Income tax benefit	—	(480)	—	—	—	(480)

Net income	$3,469	3,469	$—	$—	$(3,469)	3,469

	Successor
	39 Weeks Ended September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$790,208	$—	$—	$—	$790,208
Total costs and expenses	—	731,942	—	—	—	731,942

Operating income	—	58,266	—	—	—	58,266

Interest expense	—	35,797	—	—	—	35,797
Loss on debt extinguishment	—	5,144			—	5,144
Equity in net income of subsidiary	14,372	—	—	—	(14,372)	—

Income before income taxes	14,372	17,325	—	—	(14,372)	17,325
Income tax expense	—	2,953	—	—	—	2,953

Net income	$14,372	$14,372	$—	$—	$(14,372)	$14,372

	Predecessor
	39 Weeks Ended September 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$727,602	$—	$—	$—	$727,602
Total costs and expenses	—	685,564	—	—	—	685,564

Operating income	—	42,038	—	—	—	42,038

Interest expense	—	19,075	—	—	—	19,075
Equity in net income of subsidiary	18,125	—	—	—	(18,125)	—

Income before income taxes	18,125	22,963	—	—	(18,125)	22,963
Income tax expense	—	4,838	—	—	—	4,838

Net income	18,125	18,125	$—	$—	(18,125)	18,125

Condensed Consolidating Balance Sheet

	Successor
	September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$59,162	$—	$—	$—	$59,162
Facilities and equipment, net	—	142,672	—	—	—	142,672
Franchise rights, net	—	626,371	—	—	—	626,371
Goodwill	—	290,508	—	—	—	290,508
Investment in subsidiary	234,625	—	—	—	(234,625)	—
Other assets, net	—	49,761	—	—	—	49,761

Total assets	$234,625	$1,168,474	$—	$—	$(234,625)	$1,168,474

Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$96,802	$—	$—	$—	$96,802
Current portion of long-term debt	—	3,750	—	—	—	3,750
Long-term debt	—	560,313	—	—	—	560,313
Other liabilities and deferred items	—	65,706	—	—	—	65,706
Deferred income taxes	—	207,278	—	—	—	207,278
Member’s equity	234,625	234,625	—	—	(234,625)	234,625

Total liabilities and member’s equity	$234,625	$1,168,474	$—	$—	$(234,625)	$1,168,474

	Predecessor
	December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$113,499	$—	$—	$—	$113,499
Facilities and equipment, net	—	131,744	—	—	—	131,744
Franchise rights, net	—	390,110	—	—	—	390,110
Goodwill	—	191,701	—	—	—	191,701
Investment in subsidiary	201,460	—	—	—	(201,460)	—
Other assets, net	—	21,674	—	—	—	21,674

Total assets	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$102,852	$—	$—	$—	$102,852
Current portion of long-term debt	—	13,540	—	—	—	13,540
Long-term debt	—	359,160	—	—	—	359,160
Other liabilities and deferred items	—	47,982	—	—	—	47,982
Member’s equity subject to redemption	3,250	—	—	—	—	3,250
Deferred income taxes	—	123,734	—	—	—	123,734
Member’s equity	198,210	201,460	—	—	(201,460)	198,210

Total liabilities and member’s equity	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Condensed Consolidating Statements of Cash Flows

	Successor
	39 Weeks Ended September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$56,834	$—	$—	$—	$56,834

Investing activities:
Capital expenditures	—	(28,504)	—	—	—	(28,504)
Purchase of the stock of the Company	(216,635)	(431,540)	—	—	216,635	(431,540)
Purchase of business assets, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from sale or disposition of assets	—	189	—	—	—	189

Net cash flows used in investing activities	(216,635)	(479,226)	—	—	216,635	(479,226)

Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Payments on term bank facilities	—	(937)				(937)
Debt issue costs	—	(32,012)	—	—	—	(32,012)
Proceeds from sale-leaseback transactions	—	1,006				1,006
Interest rate derivative	—	(636)	—	—	—	(636)

Net cash provided by financing activities	216,635	376,356	—	—	(216,635)	376,356

Net change in cash and cash equivalents	—	(46,036)	—	—	—	(46,036)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394

Ending cash and cash equivalents	$—	$32,358	$—	$—	$—	$32,358

	Predecessor
	39 Weeks Ended September 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$68,429	$—	$—	$—	$68,429

Investing activities:
Capital expenditures	—	(17,763)	—	—	—	(17,763)
Proceeds from sale or disposition of assets	—	647	—	—	—	647

Net cash flows used in investing activities	—	(17,116)	—	—	—	(17,116)

Financing activities:
Payments on term bank facilities	—	(29,670)	—	—	—	(29,670)
Proceeds from sale-leaseback transactions	—	486	—	—	—	486

Net cash flows used in financing activities	—	(29,184)	—	—	—	(29,184)

Net change in cash and cash equivalents	—	22,129	—	—	—	22,129
Beginning cash and cash equivalents	—	44,159	—	—	—	44,159

Ending cash and cash equivalents	$—	$66,288	$—	$—	$—	$66,288

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, NPC Restaurant Holdings, LLC (f/k/a NPC Acquisition Holdings, LLC) is referred to herein as “Holdings”. Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”

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

•

our ability to service our substantial indebtedness, including the substantial increase in our indebtedness relating to the Transactions (as described in Notes 2 and 4 of the unaudited Condensed Consolidated Financial Statements);

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

Overview

Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2012 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2012 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of September 25, 2012 we operated 1,211 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the third quarter of 2012, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.

Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2012 and 2011 each contain 52 weeks.

The Transactions. On November 6, 2011, NPC International Holdings, Inc. (“Purchaser”), an entity formed by an investment group consisting of entities affiliated with Olympus Growth Fund V, L.P. and OGP V, LLC, its general partner (“Olympus” or the “Sponsor”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which the Purchaser acquired all of the outstanding membership interests of the Company (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.

In connection with the Acquisition, the Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities (“Old Senior Secured Credit Facilities”). In addition, NPC completed, at the Purchaser’s request pursuant to the Purchase Agreement, a cash tender offer (the “Tender Offer”) for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.

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

New Basis of Accounting. As a result of the Transactions (as described in Note 2 of the unaudited Condensed Consolidated Financial Statements), purchase accounting adjustments were made to underlying assets and liabilities based on a third party valuation. The purchase accounting adjustments did not impact net cash flow. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and higher interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period.

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

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 39 weeks ended September 25, 2012, pizza sales accounted for approximately 78% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. Approximately 49% of our units include the WingStreet™ product line at September 25, 2012. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

The following table sets forth certain information with respect to each year-to-date fiscal period:

	39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011
Sales by occasion:
Delivery	37%	37%
Carryout	48%	45%
Dine-in	15%	18%

Number of restaurants open at the end of the period:
Delco	503	445
RR	179	180
RBD	529	528

	1,211 (1)	1,153 (1)

(1)	Includes 593 units and 531 units offering the WingStreet™ product line, at September 25, 2012 and September 27, 2011, respectively.

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

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant-related costs.

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Beginning in fiscal 2012, Pizza Hut has offered development incentives totaling $80,000 per new unit developed in fiscal 2012 (the “Development Incentive”), subject to certain threshold criteria, which was partially recorded as a reduction to royalty fees. The program has been extended to cover new units developed in 2013 as well. Incentive rebates earned under the program for fiscal 2012 development will largely be received in 2013. Currently, we expect to develop 40 Delco units during each of the fiscal years 2012 and 2013. Our blended average royalty rate (excluding development incentives) for the year-to-date periods of 2012 and 2011 was 4.8% of total sales.

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

Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the third quarter of fiscal 2012 averaged $1.78 per pound, a decrease of $0.20 or 10% versus the average price for the third quarter of fiscal year 2011.

The Pizza Hut system has undertaken a significant cost savings initiative with the assistance of a third party consultant focused upon reducing the brand’s ingredient and operating costs (the “Margin Management Initiative”). This initiative is expected to reduce costs through a combination of sourcing and ingredient specification changes without negatively impacting the quality of our ingredients or the abundance of our toppings. Through the end of fiscal 2011 the initial stages of this initiative secured over $5.0 million in annual savings primarily through changes in the brand’s packaging platform which benefited our cost of sales beginning in the second half of fiscal 2011. During the year-to-date period of 2012, we have implemented an additional $16.0 million to $18.0 million in annual savings which partially benefited 2012 year-to-date cost of sales and will benefit future quarters to a greater extent. Additional program savings from this initiative are currently expected to be realized over the next 9 to 15 months and could further benefit our cost of sales.

Based upon current market conditions, we currently expect overall commodity inflation for fiscal 2013 to be between 5% and 7% without giving effect to the UFPC directed hedging programs and before our cost saving initiatives, which we currently anticipate could offset a significant portion of the increase.

Labor Cost

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Recently, there has been legislation passed to increase certain states’ minimum wage rates effective for 2012. We currently expect the increases in state minimum wage rates to increase direct labor expense by approximately $1.2 million in fiscal 2012. We implemented certain labor optimization strategies and a change in pay practices for certain team members that benefited fiscal 2011 cost of labor by approximately $6.0 million and is currently expected to benefit fiscal 2012 cost of labor by approximately $1.0 to $2.0 million. Total savings for these initiatives are currently expected to increase over the next 9 to 15 months due to the normal course attrition of certain employees.

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

Significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.29 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.8 million. However, as gas prices increase, the impact upon our operations is somewhat mitigated by a transfer of sales from the delivery occasion to the carryout access mode, which is perceived as a higher value by consumers and benefits us with lower labor costs for the carryout transaction.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Condensed Consolidated

Financial Statements may be material. Our critical accounting policies are available under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Post-Effective Amendment No. 1 to Form S-4 Registration Statement (File No. 333-180524) filed with the SEC on May 7, 2012. There have been no significant changes with respect to these policies during the 39 weeks ended September 25, 2012.

Recently Issued Accounting Statements and Pronouncements

See Note 11 of the unaudited Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our unaudited Condensed Consolidated Financial Statements.

Results of Operations

The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-week and 39-week periods ended September 25, 2012 and September 27, 2011, respectively:

	13 Weeks Ended		39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011	Sept. 25, 2012	Sept. 27, 2011
Comparable store sales	1.3%	0.4%	3.9%	(2.5%)

Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	28.9%	31.0%	28.8%	30.1%
Direct labor	30.1%	29.3%	29.3%	29.4%
Other restaurant operating expenses	33.3%	32.5%	31.6%	31.9%

Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011
Beginning of period	1,151	1,136
Acquired	36	—
Developed(1)	27	19
Closed(1)	(3)	(2)

End of period	1,211	1,153

Equivalent units(2)	1,184	1,136

(1)	For the 39 weeks ended September 25, 2012 and September 27, 2011, one unit and two units, respectively, were relocated or rebuilt and are included in both the developed and closed totals above.
(2)

Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

We added the WingStreet™ product line to two units, developed 27 new units and acquired 34 units which included the product line during the 39 weeks ended September 25, 2012, for a total of 593 units or 49% offering the WingStreet™ product line at September 25, 2012.

13 Weeks Ended September 25, 2012 Compared to the 13 Weeks Ended September 27, 2011

Net Product Sales. Net product sales for the third quarter of 2012 were $243.5 million compared to $228.0 million for the third quarter of 2011, an increase of $15.5 million, or 6.8%, resulting primarily from (i) a comparable store sales increase of 1.3% rolling over last year’s third quarter comparable store sales increase of 0.4%, and (ii) a 5.3% increase in equivalent units for the third quarter as compared to the prior year.

Fees and Other Income. Fees and other income for the third quarter of 2012 as compared to the same period of 2011, were $12.7 million and $9.8 million, respectively, an increase of $2.9 million or 29.2%. The increase was due to higher customer delivery charge income largely due to increased delivery transactions, customer delivery charge increases and an increase in equivalent units.

Cost of Sales. Cost of sales for the third quarter of 2012 as compared to 2011, was $70.4 million and $70.7 million, respectively, a decrease of $0.3 million or 0.4%. Cost of sales decreased 2.1%, as a percentage of net product sales, to 28.9%, compared to 31.0% in the prior year. This decrease was largely due to lower ingredient and packaging costs associated with the Margin Management Initiative as well as lower commodity costs. These decreases more than offset the unfavorable impact to cost of sales as a result of pricing and product mix changes associated with the $10 Any Pizza promotion.

Direct Labor. Direct labor costs for the third quarter of 2012 as compared to 2011, were $73.2 million and $66.8 million, respectively, an increase of $6.4 million, or 9.6%. Direct labor costs were 30.1% of net product sales for the third quarter of 2012, a 0.8% increase compared to the prior year. This increase was primarily due to increased delivery transactions, which are more labor intensive, and to a lesser extent, a lower average selling price, as compared to the prior year.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the third quarter of 2012 were $81.1 million compared to $74.1 million for the prior year, an increase of $7.0 million, or 9.4%. Other restaurant operating expenses were 33.3% of net product sales for the third quarter of 2012 compared to 32.5% of net product sales for the prior year, an increase of 0.8%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 27, 2011	32.5%
Depreciation	0.7
Delivery driver reimbursement expense	0.7
Restaurant manager bonuses	0.2
Leveraging of rent and occupancy costs	(0.5)
Development Incentives	(0.4)
Advertising	(0.3)
Other	0.4

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 25, 2012	33.3%

The unfavorable variance as a percentage of net product sales was largely due to higher depreciation expense as a result of purchase accounting adjustments, increased delivery driver reimbursement expense and higher restaurant manager bonuses partially offset by the leveraging of fixed and semi-fixed costs as a result of higher comparable store sales, primarily rent and occupancy costs, the benefit of the Development Incentives and lower advertising costs.

Depreciation expense for store operations was $10.0 million or 4.1% of net product sales for the third quarter of 2012 successor period compared to $7.8 million or 3.4% of net product sales for the prior year predecessor period largely due to higher depreciation resulting from higher carrying values of fixed assets due to the purchase accounting adjustments.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2012 were $14.3 million compared to $13.1 million for the third quarter of 2011, an increase of $1.2 million or 9.3%. This increase was largely due to higher incentive compensation and salaries expense.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $4.5 million for the third quarter of 2012 and $3.1 million for the third quarter of 2011, respectively. The increase during 2012 is largely due to increased franchise rights and other intangibles amortization expense associated with the Transactions-related purchase accounting adjustments.

Other. During the third quarter of 2012, we recorded minimal other expense compared to $0.9 million of expense during the third quarter of 2011, consisting of $0.8 million for expenses incurred in connection with strategic alternatives considered by the Company, which ultimately led to the Transactions, and $0.1 million for casualty losses.

Interest Expense. Interest expense was $11.4 million for the third quarter of 2012 (successor period) compared to $6.1 million for the prior year (predecessor period), an increase of $5.3 million due to higher average debt levels and higher interest rates resulting from the Transactions and increased amortization of deferred debt issuance costs related to the Transactions. Our average outstanding debt balance increased $191.4 million to $564.1 million for the third quarter of 2012 as compared to the same period last year and our cash borrowing rate increased 1.4% to 7.3% for the third quarter of 2012 as compared to the prior year. Interest expense included $1.1 million and $0.6 million for amortization of deferred debt issuance costs in the third quarter of 2012 and 2011, respectively.

Income Taxes. For the third quarter of 2012, we recorded an income tax benefit of $1.1 million compared to $0.5 million for the third quarter of 2011. The third quarter 2012 income tax benefit included a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions. The lower than statutory rate for both periods was primarily attributable to various federal employment-related tax credits.

Net Income. Net income for the third quarter of 2012 (successor period) was $2.4 million compared to $3.5 million for the prior year quarter (predecessor period), a decrease of $1.1 million. Operating income benefited from a 6.8% increase in net product sales and increased customer delivery income partially offset by increased direct labor costs, other restaurant operating expenses and general and administrative expenses. However, the increase in operating income was more than offset by higher interest expense as a result of the Transactions.

39 Weeks Ended September 25, 2012 Compared to 39 Weeks Ended September 27, 2011

Net Product Sales. Net product sales for the 39 weeks ended September 25, 2012 were $753.1 million compared to $695.7 million for the same period of 2011, an increase of $57.4 million, or 8.3%, resulting largely from a comparable store sales increase of 3.9% for the 39 weeks ended September 25, 2012, rolling over last year’s comparable store sales decline of 2.5% and a 4.2% increase in equivalent units for the 39 weeks ended September 25, 2012 as compared to the prior year.

Fees and Other Income. Fees and other income were $37.1 million for the 39 weeks ended September 25, 2012, compared to $31.9 million for the prior year, for an increase of $5.2 million or 16.3%. The increase was due to higher customer delivery charge income largely due to increased delivery transactions, an increase in equivalent units and customer delivery charge increases.

Cost of Sales. Cost of sales was $216.7 million for the 39 weeks ended September 25, 2012, compared to $209.2 million for the prior year for an increase of $7.5 million or 3.5%. Cost of sales decreased 1.3%, as a percentage of net product sales, to 28.8%, compared to 30.1% in the prior year. This decrease was largely due to lower ingredient and packaging costs associated with the Margin Management Initiative as well as lower commodity costs. These decreases more than offset the unfavorable impact to cost of sales as a result of pricing and product mix changes associated with the $10 Any Pizza promotions and value bundling.

Direct Labor. Direct labor costs for the 39 weeks ended September 25, 2012 as compared to the prior year were $220.5 million and $204.3 million, respectively, an increase of $16.2 million, or 7.9%. Direct labor costs were 29.3% of net product sales for the 39 weeks ended September 25, 2012, a 0.1% decrease compared to the prior year largely due to the benefit of sales leveraging on fixed labor costs which was partially offset by an increase in delivery transactions which are more labor intensive.

Other Restaurant Operating Expenses. Other restaurant operating expenses for the 39 weeks ended September 25, 2012 as compared to the prior year were $238.0 million and $222.1 million, respectively, an increase of $15.9 million, or 7.2%. Other operating expenses were 31.6% of net product sales for the 39 weeks ended September 25, 2012 compared to 31.9% of net product sales for the prior year, a decrease of 0.3%.

The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 27, 2011	31.9%
Leveraging of rent and occupancy costs	(0.7)
Development Incentives	(0.3)
Advertising	(0.2)
Depreciation	0.4
Restaurant manager bonuses	0.3
Delivery driver reimbursement expense	0.2

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 25, 2012	31.6%

The favorable variance as a percentage of net product sales was largely due to leveraging of fixed and semi-fixed costs as a result of higher comparable store sales, primarily rent and occupancy costs, the benefit of the Development Incentives and lower advertising expenses which were partially offset by higher depreciation expense as a result of purchase accounting adjustments, higher restaurant manager bonus expense and increased delivery driver reimbursement expense.

Depreciation expense for store operations was $28.6 million or 3.8% of net product sales for the 39 weeks ended September 25, 2012 compared to $23.4 million or 3.4% of net product sales for the prior year predecessor period largely due to higher depreciation resulting from higher carrying values of fixed assets due to the purchase accounting adjustments.

General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 25, 2012 were $43.2 million compared to $39.4 million for the prior year, an increase of $3.8 million or 9.5%. This increase was largely due to higher incentive compensation and salaries expense, increased credit card transaction fees and costs associated with our enterprise resource planning (“ERP”) system implementation for 2012.

Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $13.1 million and $9.0 million for the 39 weeks ended September 25, 2012 and September 27, 2011, respectively. The increase during 2012 is largely due to increased franchise rights and other intangibles amortization expense associated with the Transactions-related purchase accounting adjustments.

Other. During the 39 weeks ended September 25, 2012, we recorded $0.5 million for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 and the 36-unit acquisition in February 2012 compared to $1.5 million in the prior year-to-date period consisting of $0.8 million for expenses incurred in connection with strategic alternatives considered by the Company and $0.7 million for facility impairment charges.

Interest Expense. Interest expense was $35.8 million for the 39 weeks ended September 25, 2012 (successor period) compared to $19.1 million for the prior year (predecessor period), an increase of $16.7 million due to higher average debt levels and higher interest rates resulting from the Transactions and increased amortization of deferred debt issuance costs related to the Transactions. Our average outstanding debt balance increased $185.9 million to $564.8 million for the 39 weeks ended September 25, 2012 as compared to the same period last year and our cash borrowing rate increased 1.6% to 7.6% for the 39 weeks ended September 25, 2012 as compared to the prior year. Interest expense included $3.1 million and $1.9 million for amortization of deferred debt issuance costs in the year-to-date period of 2012 and 2011, respectively.

Loss on debt extinguishment. During the second quarter of 2012 we recorded $5.1 million for the loss on debt extinguishment related to the refinancing of the Term Loan at lower prevailing interest rates on March 28, 2012. The expense consisted of $3.4 million for the write off of debt issuance costs and $1.7 million for a portion of the soft call premium and transaction fees.

Income Taxes. For the 39 weeks ended September 25, 2012, we recorded income tax expense of $3.0 million which resulted in an effective income tax rate of 17.0% compared to an effective tax rate of 21.1%, or $4.8 million, for the prior year. The current year included a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions. The lower than statutory rate for both periods was primarily attributable to various federal employment-related tax credits.

Net Income. Net income for the 39 weeks ended September 25, 2012 was $14.4 million compared to $18.1 million for the prior year. Operating income benefited from an 8.3% increase in net product sales and increased customer delivery charge income partially offset by increased cost of sales, direct labor costs, other restaurant operating expenses and general and administrative expenses. However, the increase in operating income was more than offset by higher interest expense as a result of the Transactions and the loss on debt extinguishment related to the refinancing of the Term Loan.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the Senior Notes; (2) capital expenditures, including new unit development, asset development including asset upgrade requirements and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our Revolving Facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining Term Loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.

Our working capital was a deficit of $41.4 million at September 25, 2012. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 25, 2012, we had $82.3 million of borrowing capacity available under our Revolving Facility, net of $17.7 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 39 weeks ended September 25, 2012 was $56.8 million and was reduced by $16.0 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses and accrued interest with proceeds from the sale of the Company. Cash flow from operating activities of $56.8 million consisted of (i) net income of $14.4 million, (ii) non-cash adjustments to net income of $50.7 million, and (iii) negative changes in operating assets and liabilities of $8.3 million due primarily to a reduction of $16.0 million for the payment of Transactions-related accrued expenses and interest, the payment of a litigation settlement during the third quarter and the timing of accrued payroll partially offset by increased accrued interest and accounts payable and lower accounts receivable.

Cash provided by operating activities for the 39 weeks ended September 27, 2011 was $68.4 million and consisted of (i) net income of $18.1 million, (ii) non-cash adjustments to net income of $39.6 million, and (iii) positive changes in operating assets and liabilities of $10.7 million due largely due to increased accrued liabilities, accounts payable and accrued interest, partially offset by a decrease due to the timing of accrued payroll.

Cash flows from investing activities

Cash flows used in investing activities were $479.2 million during the 39 weeks ended September 25, 2012 compared to $17.1 million for the same period of the prior year. During the year-to-date period of 2012, net cash outflows were primarily impacted by costs relating to the Transactions totaling $431.5 million. In addition, we invested $28.5 million in capital expenditures (including approximately $0.8 million for IT equipment for the 36-unit acquisition) and completed the Jacksonville, Florida acquisition of 36 units for $19.4 million (including amounts paid for working capital settlement items and development fees) and received proceeds from the sale of assets of $0.2 million. For the 39 weeks ended September 27, 2011, we invested $17.8 million in capital expenditures and received proceeds from the sale of assets of $0.6 million.

Beginning in fiscal 2012 and extended to 2013, Pizza Hut offered development incentives totaling $80,000 per new unit developed in fiscal 2012 and 2013, subject to certain threshold criteria. The Development Incentive is partially recorded as a reduction to royalty fees. Additionally, beginning in May 2012, Pizza Hut is offering development incentives totaling $10,000 per unit converted to the WingStreet™ platform between May 2012 and September 30, 2014. We plan to avail ourselves of these development incentives, and as such, we currently expect to develop 40 Delco units during fiscal 2013 for approximately $12.0 million and add the WingStreet™ product line to 290 units for approximately $7.8 million in both fiscal 2013 and 2014. We currently expect our capital expenditure investment to be approximately $46.0 million to $50.0 million in fiscal 2013, excluding the aforementioned development incentives.

Cash flows from financing activities

Net financing cash inflows were $376.4 million for the 39 weeks ended September 25, 2012 and net outflows were $29.2 million for the same period of the prior year. Year-to-date 2012 cash inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt of $372.7 million, debt issuance costs of $32.0 million and $18.7 million of expenses related to the Transactions. Also during 2012 we completed a sale-leaseback transaction for one property for proceeds of $1.0 million. During the 39 weeks ended September 27, 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our Old Senior Secured Credit Facilities utilizing cash reserves. Also during 2011 we completed a sale-leaseback transaction for one property for proceeds of $0.5 million.

As part of the Transaction, our debt structure consists of the following sources of financing:

•

Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were entered into as part of the Financing Transactions on December 28, 2011 and consist of a $100.0 million Revolving Facility and a $375.0 million Term Loan. Outstanding borrowings under the Senior Secured Credit Facilities bear interest at the London Interbank

Offered Rate (“LIBOR”), the money market rate, or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. At September 25, 2012, the rate would have been the prevailing LIBOR rate plus the margin of 5.0% in the case of a LIBOR loan or the base rate (as defined) plus the margin of 4.0% in the case of a base rate loan. Availability under the Revolving Facility is reduced by letters of credit, of which $17.7 million were issued at September 25, 2012. Commitment fees are paid based upon the unused balance of the Revolving Facility and the fees are paid at 0.5%. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2016.

Under our $375.0 million Term Loan, interest was paid at LIBOR plus 5.25%, or the base rate (as defined) plus 4.25%, with a LIBOR floor of 1.5%. On March 28, 2012, the Company refinanced the Term Loan. The refinancing lowered the spread over LIBOR to 4.00% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25%. The combined weighted average interest rate was 5.25% per annum at September 25, 2012. The principal amount of the Term Loan amortizes in equal quarterly installments of $937,500 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. The term loan note is secured by substantially all of our assets and is due December 28, 2018.

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

Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement governing the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We currently expect that we will be required to make a payment in 2013 of between $4.0 million and $6.0 million depending upon the amount of excess cash flow generated during the 2012 fiscal year and our leverage at 2012 fiscal year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.

As of September 25, 2012, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of September 25, 2012 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.74x	Not more than 6.25x
Minimum interest coverage ratio	2.07x	Not less than 1.25x

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

At September 25, 2012, we had $82.3 million of borrowing capacity available under our Revolving Facility net of $17.7 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities.

Non-GAAP measures

Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial transaction costs in 2011 in connection with the sale of the Company to Olympus on the first day of fiscal 2012 and had substantial interest expense relating to the financing of the acquisition of the Company in 2011 and substantial depreciation and amortization expense relating to the acquisition of the Company in 2011 and to the Company’s acquisition of units in recent years. We believe the elimination of these items, as well as income taxes, pre-opening and facility impairment charges, Development Incentives, the loss on debt extinguishment relating to the refinancing of the Company’s indebtedness and unusual litigation expenses (before indemnification offset) give management and investors useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		39 Weeks Ended
	Sept. 25, 2012	Sept. 27, 2011	Sept. 25, 2012	Sept. 27, 2011
Net income	$2,378	$3,469	$14,372	$18,125
Adjustments:
Interest expense	11,416	6,131	35,797	19,075
Income tax (benefit) expense	(1,126)	(480)	2,953	4,838
Depreciation and amortization	14,455	11,124	41,654	33,991
Net facility impairment charges	30	—	85	710
Pre-opening expenses and other	423	499	1,171	1,055
Loss on debt extinguishment	—	—	5,144	—
Transaction costs	112	791	590	791
Development Incentives	(1,040)	—	(2,080)	—

Adjusted EBITDA	$26,648	$21,534	$99,686	$78,585

(1)

The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, and pre-opening expenses, further adjusted to exclude unusual litigation expenses (before indemnification offset), Development Incentives, the loss on debt extinguishment relating to the refinancing of the Company’s indebtedness, and expenses related to the acquisition of the Company by Olympus. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Letters of Credit

As of September 25, 2012, we had letters of credit of $17.7 million issued under our Senior Secured Credit Facilities in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of September 25, 2012, we had $374.1 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.7 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.25% as of September 25, 2012 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.25% before we would realize variability on our interest expense. Further, we entered into an interest rate cap in January 2012, which limits LIBOR at 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.

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

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.16 per pound and $0.18 per pound for the 39 weeks ended September 25, 2012 and September 27, 2011, respectively) would have been approximately $5.6 million and $6.3 million for the 39 weeks ended September 25, 2012 and September 27, 2011, respectively, without giving effect to the UFPC directed hedging programs.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 5, 2012.

NPC RESTAURANT HOLDINGS, LLC

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.01*	Purchase and Sale Agreement, dated as of November 6, 2011, by and between NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), NPC International Holdings, Inc., and Merrill Lynch Global Private Equity, Inc. and the other sellers listed therein..

2.02*	Certificate of Formation, as amended, of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.1 to Holdings’ Current Report on Form 8-K filed on September 12, 2012).

3.01*	Certificate of Formation of NPC Acquisition Holdings, LLC.

3.22	Restated Limited Liability Company Agreement of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Holdings’ Current Report on Form 8-K filed on September 12, 2012).

4.01*	Indenture, dated as of December 28, 2011, by and between NPC International, Inc., NPC Operating Company A, Inc. and NPC Operating Company B, Inc., as issuers, NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), as guarantor, and Wells Fargo Bank, National Association, as trustee.

4.02*	Form of 10 1/2% Senior Note due 2020 (included in Exhibit 4.01).

4.03*	Registration Rights Agreement, dated as of December 28, 2011, by and between NPC International, Inc., NPC Operating Company A, Inc. and NPC Operating Company B, Inc., as issuers, NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), as guarantor, and Goldman, Sachs & Co. and Barclays Capital Inc., as initial purchasers.

10.01	NPC International, Inc. Deferred Compensation and Retirement Plan* (incorporated herein by reference to Exhibit 10.7 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.02	NPC International, Inc. POWR Plan for Key Employees* (incorporated herein by reference to Exhibit 10.8 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.03	Form of Location Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.9 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.04	Form of Territory Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.10 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

10.05	Pizza Hut National Purchasing Coop, Inc. Membership Subscription and Commitment Agreement, dated as of February 9, 1999, by and between NPC Management, Inc. and Pizza Hut National Purchasing Coop (incorporated herein by reference to Exhibit 10.32 to NPC’s Annual Report on Form 10-K (File No. 0-13007) filed with the SEC on May 28, 1999).

10.06	Amendment to Franchise Agreement dated as of December 25, 2007, by and between Pizza Hut, Inc. and NPC International, Inc. (incorporated by reference to Exhibit 10.16 to NPC’s Annual Report on Form 10-K (File No. 333-138338) filed March 14, 2008).

10.07	Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement with McLane Foodservice, Inc. dated August 11, 2010** (incorporated herein by reference to Exhibit 10.23 to NPC’s Quarterly Report on Form 10-Q (File No. 333-138338) filed with the SEC on November 8, 2010).

10.08*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and James K. Schwartz*.

10.09*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Troy D. Cook*.

10.10*	Stockholders Agreement, dated as of November 6, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.11*	Amended and Restated Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), Barclays Bank plc and the other lenders party thereto.

10.12*	Amendment No. 1 to Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc.

10.13*	Security Agreement, dated as of December 28, 2011, by and between NPC International, Inc., the other pledgors party thereto and Barclays Bank plc.

10.14*	Investment Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.15*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.

10.16*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.

10.17*	NPC International Holdings, Inc. 2011 Stock Option Plan.

10.18*	Form of NPC International Holdings, Inc. Stock Option Agreement.

10.19*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.

21.01*	Subsidiaries of the registrants.

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the quarter ended September 25, 2012, filed on November 5, 2012, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 39 weeks ended September 25, 2012 and September 27, 2011, (ii) the Consolidated Balance Sheets (unaudited) at September 25, 2012 and December 27, 2011, (iii) the Consolidated Statements of Comprehensive Income (unaudited) for the 39 weeks ended September 25, 2012 and September 27, 2011, (iv) the Consolidated Statement of Equity (unaudited) for the 39 weeks ended September 25, 2012, (v) the Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 25, 2012 and September 27, 2011 and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) tagged as blocks of text and in detail.

*	Filed as an exhibit with corresponding number to the registrant’s registration statement on Form S-4 (File No 333-180524) and incorporated herein by reference
**	Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.
***	Filed or furnished herewith