Form 10-K
period 2012-12-25
NPC Restaurant Holdings, LLC
filed 2013-03-08
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-K
 ____________________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-180524-04
 ____________________________________________________________
NPC RESTAURANT HOLDINGS, LLC
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

DELAWARE	20-4509045
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7300 W. 129th Street Overland Park, KS	66213
(Address of principal executive offices)	(Zip Code)
Telephone: (913) 327-5555
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
There is no market for the Registrant’s equity. As of March 8, 2013, there were 1,000 units of membership interests outstanding.

PART I
Trademarks and Trade Names
The trade name “Pizza Hut” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system and appearing in this Form 10-K are owned by Pizza Hut, Inc. (“PHI”) and are licensed to us for use with respect to the operation and promotion of our restaurants. The “WingStreet” name is a trademark of WingStreet, LLC, an entity controlled by Yum! Brands, Inc. (“Yum!”). All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Item 1.	Business.
General
As used in this report, NPC Restaurant Holdings, LLC (f/k/a NPC Acquisition Holdings, LLC) is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings' wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”
We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2012 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2012 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of December 25, 2012 we operated 1,227 Pizza Hut units in 28 states with a significant presence in the Midwest, South and Southeast. As of the end of fiscal 2012, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
NPC is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, its name was changed to National Pizza Company, and it was subsequently renamed NPC International, Inc. on July 12, 1994.
On May 3, 2006, all of NPC's outstanding stock was acquired by NPC Acquisition Holdings, LLC (“Holdings”), a company controlled by Merrill Lynch Global Private Equity (“MLGPE”), (now known as BAML Capital Partners) and certain of its affiliates.
On November 6, 2011, NPC International Holdings, Inc. (“Purchaser”), an entity formed by an investment group consisting of entities affiliated with Olympus Growth Fund V, L.P. and OGP V, LLC, its general partner (“Olympus” or the “Sponsor”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which the Purchaser acquired all of the outstanding membership interests of Holdings (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.
In connection with the Acquisition, the Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities (“Old Senior Secured Credit Facilities”). In addition, NPC completed, at the Purchaser's request pursuant to the Purchase Agreement, a cash tender offer (the “Tender Offer”) for NPC's then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.
To consummate the Acquisition, NPC and its subsidiaries entered into, and Holdings guaranteed new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility (subsequently amended to add a sixth year) that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) (collectively, all of the transactions described in this paragraph, the “Financing Transactions”). In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange those notes for an equal principal amount of Senior Notes that were registered under the Securities Act of 1933.

Overview
Our restaurants are diversely located, ranging from metro to small-town markets with approximately half of our restaurants located in “1 to 2 Pizza Hut Towns.” Our size and scale provides significant operating efficiencies and geographic and market diversity within certain regions of the country. We believe our diversity of locations, with an emphasis on non-

metro locations and small cities provides a cost effective and diversified basis for operations. Additionally, we are an operationally driven company that is focused on running efficient restaurants while providing high levels of customer service and quality food at attractive values.
Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in “1 to 2 Pizza Hut Towns.” Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same location. Currently 50% of our units include the WingStreet™ product line at December 25, 2012 and we expect to convert approximately 580 units to WingStreet™ over the next two years. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery.
The following table sets forth certain information with respect to each fiscal period:

	December 25, 2012	December 27, 2011	December 28, 2010

Average annual revenue per restaurant(1)	$838,690	$824,235	$821,447

Sales by occasion:
Carryout	48%	46%	45%
Delivery	37%	37%	38%
Dine-in	15%	17%	17%

Number of restaurants open at the end of the period:
RBD	528	527	532
Delco	523	447	424
RR	176	177	180
	1,227(2)	1,151(2)	1,136(2)
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,192, 1,138 and 1,138 in 2012, 2011 and 2010, respectively.

(2)	Includes 613, 531 and 512 units offering the WingStreet™ product line, as of fiscal year end 2012, 2011 and 2010, respectively.
Approximately 16%, or $140.2 million, of our fiscal 2012 delivery and carry-out sales were processed by our customer service representatives in four call centers. As of December 25, 2012, substantially all of the delivery and carry-out sales for 208 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for approximately 850 units. Internet and mobile ordering are becoming an increasingly popular access mode with our consumers with an upward trend in the number of our delivery and carry-out orders being placed via the internet in fiscal 2012 compared to 2011.
Pizza Hut, Inc.
PHI is the world's largest pizza quick service restaurant, or “QSR,” company. As of December 31, 2012, the Pizza Hut brand had over 6,200 restaurants and delivery units in the United States and approximately 6,500 international units in over 90 other countries and territories, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world's largest QSR company, based on number of units, and as of December 31, 2012, its brands comprised approximately 36,800 units (excluding licensed units) in more than 110 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell and KFC. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.
Our Products
Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, pasta, buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 78% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.
Most dough products are made fresh daily and we use only 100% Real cheese products. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of food served at the luncheon buffet, food products are prepared at the time of order.
The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery, and is already the largest dedicated wing brand in the U.S., based on number of units and is included in over 60% of domestic Pizza Hut units. Currently 50% of our units operated with the WingStreet™ format with an additional 290 units expected to be converted in each of fiscal 2013 and fiscal 2014.
New product innovations are vital to the continued success of any restaurant system and PHI maintains a research and development department which develops new products and recipes, tests new procedures and equipment and approves suppliers for Pizza Hut products. All new products are developed by PHI and franchisees are prohibited from offering any other products in their restaurants unless approved by PHI.
Business Growth Strategy
The primary focus of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our share of pizza occasions year over year. We intend to augment this basic strategy with (i) the development of new Delco locations within our existing territories as justified by the number of currently unserved households and other relevant demographics, (ii) opportunistic acquisitions of Pizza Hut restaurants from franchisees or PHI and (iii) rebuilding, relocating or adding the WingStreet™ product line to existing assets to better serve our customers. We also selectively consider other acquisition opportunities in the restaurant industry.
Franchise Agreements
On January 1, 2003, we began operating under new franchise agreements with PHI, pursuant to two types of agreements: territory franchise agreements (“TFA's") and location franchise agreements (“LFA's”). TFA's govern the franchise relationship between PHI and us with respect to a specific geographical territory, while LFA's govern the franchise relationship between PHI and us with respect to specified restaurants.
We operate approximately 50% of our units under TFA's, with the remaining units operating under LFA's.
Territory franchise agreements. Our TFA's provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area; however, this has not occurred to date. As of December 25, 2012, we had no commitments for future development under any TFA. Pursuant to our TFA's, we are required to pay a royalty rate of 4.5% of sales, as defined in the franchise agreements. The royalty rate for these delivery units will increase to 4.75% as of January 1, 2020 and to 5.0% as of January 1, 2030.
Location franchise agreements. Our LFA's provide us with the right to operate a Pizza Hut restaurant at a specific location. For dine-in restaurants, PHI may not develop or franchise a new dine-in restaurant in a geographical circle centered on the restaurant containing 15,000 households and with a radius of at least one mile and no more than ten miles. For Delcos, as long as we provide adequate delivery service to our delivery area, PHI may not provide or license delivery service to any point within the delivery area. If PHI identifies an opportunity to open a new restaurant, within a Site Specific Market (no Territorial franchisees and no PHI-owned units), and we operate the closest Pizza Hut restaurant, PHI must first offer the new opening opportunity to us. Under our 2003 LFA, we are required to pay a royalty rate of 6.5% of sales, as defined in the franchise agreements. Completion of a remodel of a dine-in restaurant results in a 1.5% royalty rate reduction. Rebuilds and relocations qualify for a 2.5% reduction of the royalty rate at that location.
Other terms of franchise agreements. The TFA's are effective until December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. The LFA's are also effective until December 31, 2032 at which time we may renew them at our option for a 20-year term. Pursuant to our franchise agreements, PHI must approve our opening of any new restaurant and the closing of any of our existing restaurants. In addition, the franchise agreements limit our ability to raise equity capital and require approval to effect a change of control. PHI has a right of first refusal to acquire existing Pizza Hut restaurants which we may seek to acquire. The franchise agreements also govern the operation of their respective franchises with respect to issues such as restaurant upkeep, advertising, purchase of equipment, the use of Pizza Hut trademarks and trade secrets, training and assistance, advertising, the purchase of supplies, books and records and employee relations. If we fail to comply with PHI's standards of operations, PHI has various rights, including the right to terminate the applicable franchise agreement, redefine the franchise territory or terminate our right to establish additional restaurants in a territory. The franchise agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. At no time during our history has PHI sought to terminate any of our franchise agreements, redefine our territories or otherwise limit our franchise rights.
Franchise agreement asset upgrade requirements. The 2003 LFA and TFA's require us to perform facility upgrades to dine-in restaurants constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco's. All rebuild, remodel and relocation activities must be completed by December 31, 2015. Estimated costs to complete the asset upgrade requirements for all franchise agreements are included in Note 11 of the Notes to Consolidated Financial Statements - Commitments and Contingencies and the Off Balance Sheet Arrangements and Contractual Obligations table included in Item 7.
The 2006 LFA that we executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville, TN requires us to bring all assets, including Delco's in that market, in compliance with PHI's minimum asset standards. We have one remaining dine-in asset that is required to have a major asset action (defined as a rebuild, relocate, or remodel) completed by October 2018. We were in full compliance with the upgrade requirements defined in the agreement as of December 25, 2012.
Between December 2008 and February 2009, the Company acquired 294 units under the 2008 LFA which was amended effective with the acquisition of the units primarily as follows:

•
Kansas City. This agreement for 51 units was amended to be substantially similar (including royalty rates) to the 2003 TFA. This agreement expires December 31, 2032 and contains perpetual 20-year renewal terms subject to certain criteria. This agreement, as amended, does not require any future development activity but does require that we complete five major asset actions by December 2021 on certain qualifying dine-in assets in the market.

•
Florida, Georgia, Iowa, and St. Louis. These agreements were amended to be substantially similar to the 2006 LFA executed in the Nashville acquisition for the 138 units acquired in Florida, Georgia, and Iowa as a part of the December 9, 2008 acquisition and for the 50 units acquired in St. Louis as a part of the February 17, 2009 acquisition. These agreements expire December 31, 2032 and contain a 20-year renewal term subject to certain criteria with no opportunity for royalty reduction for major asset actions, except for four assets paying royalties of 6.5% that can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2016. These agreements, as amended, do not require any future development activity but do require that we complete 23 major asset actions by December 2019, on certain qualifying dine-in assets in the market.

•
Denver. Two agreements for 55 units were executed as part of the January 20, 2009 acquisition, which expire December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. For 25 units in the market, an agreement was amended to be substantially similar to the 2006 location franchise agreement executed in the Nashville acquisition. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for major asset actions. The agreement for the remaining 30 units was amended to be substantially similar to the 2003 TFA, paying a royalty rate between 4.0%-4.6% of sales for all asset types. This agreement, as amended, requires that we complete three major asset actions by January 2019 on certain qualifying dine-in assets in the market.

The 2012 LFA that we executed in conjunction with our acquisition in February 2012 of 36 units from PHI in and around Jacksonville, FL requires us to bring all assets in compliance with PHI's minimum asset standards within 6 years. The 2012 LFA expires on December 31, 2032 and contains a 20-year renewal. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for major asset actions. This agreement, as amended, does not require any future development activity but does require that we complete three major asset actions by February 2022 on certain qualifying dine-in assets in the market.
For 2013, as an alternative to performing major asset actions on dine-in stores, PHI has approved that any relocation out of a dine-in asset to a new asset, including Delcos, will reduce our major asset action requirement on remaining dine-in assets by an amount equal to such relocations, within the respective franchise agreements noted above, to the extent of any such requirements. This alternative is renewable at PHI's discretion.
WingStreet™ agreement. Effective December 25, 2007, the Company entered into a new agreement (the “WingStreet™ agreement”) with PHI that terminated its prior WingStreet™ franchise agreement addendum, which the Company had operated under since December 16, 2005. This agreement identifies the WingStreet™ concept as a Pizza Hut product line or menu extension that is to be incorporated under the Company's existing franchise agreements with PHI. The royalty rate paid on WingStreet™ sales is the same as Pizza Hut product sales. The WingStreet™ agreement provides that the maximum royalty fee to be charged to a Delco unit that incorporates the WingStreet™ product line should not exceed 6.25% of sales, as defined in the franchise agreements. This rate was a reduction from the existing royalty rate of 6.5% that was being paid on certain units operating under our LFA's.
Development Incentives. Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses in the year the qualifying asset is opened. Incentive rebates earned under the program will largely be received in the fiscal year following development. This incentive was renewed for fiscal 2013 and is renewable annually at PHI's discretion.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet™ platform during fiscal 2013 and fiscal 2014. The incentive will be recorded in the year of conversion and the incentive will be received within 12 months of unit conversion.
Our blended average royalty rate (excluding Development Incentives) as a percentage of total sales was 4.8% for fiscal 2012, 4.8% for fiscal 2011 and 4.9% for fiscal 2010.
Promotion and Advertising
We spend on average 6% of net product sales on local and national advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder's Association (“IPHFHA”), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreements. AdCom, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to AdCom at the same rate as its franchisees.
In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreement, to advertising cooperatives (“advertising co-op's”). The advertising co-op's control the advertising within designated market areas. The advertising co-op's are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI.
For 2008 through 2011, the advertising co-op's agreed to transfer amounts equal to 0.75% of member gross sales from local advertising to AdCom for its national advertising campaign, bringing the total national advertising budget to 3.25%.
Effective in 2012 and continuing through 2014, the advertising co-op's agreed to transfer amounts equal to 1.50% of member gross sales from local advertising to Adcom for its national advertising campaign, bringing the total national advertising budget to 4.00%. Also during this term, each advertising co-op has the option to rebate the remaining contribution of 0.25% of gross sales back to co-op members if not used to fund local media initiatives.
Additionally, effective in 2012 and continuing through 2014, the IPHFHA established a digital marketing fund whereby members remit $0.10 per online order to the IPHFHA.  The contributions are used to develop, purchase and promote digital marketing for the benefit of the Pizza Hut System. The digital marketing fund will be administered by and through the AdCom.

The remainder of our total advertising expenditures was utilized within our discretion for local print marketing, including coupon distribution as well as telephone directory advertising, point of purchase materials, local store marketing and sponsorships.
Supplies and Distribution
We purchase substantially all equipment, supplies and food products required in the operation of our restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by the Unified Foodservice Purchasing Co-op LLC, (“UFPC”), a cooperative set up to act as a central procurement service for the operators of Yum! franchises.
We rely upon one distributor to provide most of our food and other supplies. Under our direction, our distributor will purchase all products under terms negotiated by the UFPC or another cooperative designated by us. If the product is not available through a UFPC agreement, then our distributor may purchase from another Yum! approved source. Our restaurants take delivery of food supplies one to two times a week.
Information Technology
Our restaurants have a point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut's online ordering site - www.pizzahut.com. In over 850 of our units, the POS system includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items. We plan to add the kitchen management system to approximately 200 qualifying units by 2014.
Product sales and most expenses are captured through the back office system and transferred directly to our general ledger system for accurate and timely reporting. Management and support personnel have access to on-line reporting systems which provide extensive time critical management data. All corporate computer systems, including laptops, restaurant computers, call centers, and administrative support systems are connected using a wide-area network. This network supports an internal web site, or “Portal,” for daily administrative functions, allowing us to eliminate paperwork from many functions and accelerate response time.
Competition
The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in local and national economic conditions, taste and eating habits of the public and population and traffic patterns. We compete with a variety of restaurants offering moderately priced food to the public, including other large, national QSRs. Within the QSR pizza segment, we compete directly with Domino's Pizza, Papa John's, Little Caesars, Cici's and numerous regional chains and locally-owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system. More broadly, we also compete in the food purchase industry against supermarkets and others such as Papa Murphy's who offer “take-and-bake” pizza products. Consumers have become more value conscious and have reduced discretionary spending in response to high levels of unemployment and other factors. As a result, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits. There is also active competition for competent employees and for the type of real estate sites suitable for our restaurants.
Intellectual Property
The trade name “Pizza Hut®,” and all other trademarks, service marks, symbols, slogans, emblems, logos and design used in the Pizza Hut system are owned by PHI. The “WingStreet™” name is a trademark of WingStreet, LLC. All of the foregoing are of material importance to our business and are licensed to us under our franchise agreements for use with respect to the operation and promotion of our restaurants.
Government Regulation
We are subject to various federal, state and local laws affecting our business. Each of our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. To date, we have not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.
A small portion of our net product sales are attributable to the sale of beer. A license is required for each site that sells alcoholic beverages (in most cases, with renewal on an annual basis) and licenses may be revoked or suspended for cause at any time.
Regulations governing the sale of alcoholic beverages relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.
We are subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions. The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages. We are also subject to federal and state child labor laws, which, among other things, prohibit the use of certain hazardous equipment by employees 18 years of age or younger. We have not, to date, been materially adversely affected by such laws.
We are subject to laws relating to information security, privacy and consumer credit, protection and fraud. We are also subject to laws relating to nutritional content, nutritional labeling, product safety and menu labeling.
We are also subject to the Americans with Disabilities Act of 1990, or “ADA.” The ADA is a federal law which prohibits discrimination against people with disabilities in employment, transportation, public accommodation, communications and activities of government. In part, the ADA requires that public accommodations, or entities licensed to do business with the public, such as restaurants, are accessible to those with disabilities.
Seasonality
Our business is seasonal in nature with net product sales typically being higher in the first half of the fiscal year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Working Capital Practices
Our working capital was a deficit of $21.0 million as of December 25, 2012, including the benefit of $25.5 million in cash. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our primary distributor. If we were to utilize the 30 day term of trade credit for this distributor, it would increase our cash position by approximately $26.0 million; however this would not impact our working capital.
Employees
As of December 25, 2012, we had over 28,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

Item 1A.	Risk Factors.
Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.
Changes in consumer discretionary spending and general economic conditions could have a material adverse effect on our business and results of operations.

Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located. A significant portion of our stores are clustered in certain geographic areas. A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our store sales and have an adverse effect on our results of operations. Some of the factors that impact discretionary consumer spending include unemployment, disposable income and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales mix, profitability or development plans, which could harm our financial condition and operating results.
The impact of potentially limited credit availability on third-party vendors such as our suppliers cannot be predicted.  The inability of our suppliers to access financing, or the insolvency of suppliers, could lead to disruptions in our supply chain which could adversely impact our sales, cost of sales and financial condition.
Increases in food, labor and other costs could adversely affect our profitability and operating results.
An increase in our operating costs could adversely affect our profitability. Factors such as inflation, including but not limited to, increased food costs, increased labor and employee benefit cost and increased energy costs may adversely affect our operating costs. Additionally, significant increases in gasoline prices could result in a decrease of customer traffic at our units and increased operating costs. Most of the factors affecting cost are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers. Most ingredients used in our pizza, particularly cheese, dough and meat, which are the largest components of our food costs, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. While we have developed strategies to mitigate or partially offset the impact of higher commodity costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.
The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $4.6 million in 2012, without giving effect to the UFPC directed hedging programs. In addition, our participation in the food hedging programs directed by the UPFC may hedge less than half of our cheese purchases and therefore may not adequately protect us from price fluctuations.
Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Approximately 33% of our units operate in states where the state minimum wage rate exceeds the federal minimum wage rate. We currently expect that 28% of our total units will incur an increase in state minimum wage rates in 2013, while 21% of total units experienced an increase in 2012.
We are highly dependent on the Pizza Hut system and our success is tied to the success of PHI's brand strength, marketing campaigns and product innovation.
We are a franchisee of PHI and are highly dependent on PHI for our operations. Due to the nature of franchising and our agreements with PHI, our success is, to a large extent, directly related to the success of the Pizza Hut restaurant system, including the financial condition, management and marketing success of PHI and the successful operation of Pizza Hut restaurants owned by other franchisees. Further, if Yum! Brands Inc. were to reallocate resources away from the Pizza Hut brand in favor of its other brands, the Pizza Hut brand could be harmed, which would have a material adverse effect on our operating results. These strategic decisions and PHI's future strategic decisions may not be in our best interests and may conflict with our strategic plans.
Our ability to compete effectively depends upon the success of the management of the Pizza Hut system; for example, we depend on PHI's introduction of innovative products, promotions and advertising to differentiate us from our competitors, drive sales and maintain the strength of the Pizza Hut brand. If PHI fails to introduce successful innovative products and launch effective marketing campaigns, our sales may suffer. As a result, any failure of the Pizza Hut system to compete effectively would likely have a material adverse effect on our operating results.
Under our franchise agreements with PHI, we are required to comply with operational programs and standards established by PHI. In particular, PHI maintains discretion over the menu items that we can offer in our restaurants. If we fail to comply with PHI's standards of operations, PHI has various rights, including the right to terminate the applicable franchise agreement, redefine the franchise territory or terminate our right to establish additional restaurants in a territory. The franchise agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. If any of our franchise agreements were terminated or any of our franchise rights were limited, our business, financial condition and results of operations would be harmed.
PHI must also approve the acquisition or opening of any new restaurant and the closing of any of our existing restaurants. Therefore, PHI could limit our ability to expand our operations through acquisitions and require us to continue operating underperforming units. In addition, the franchise agreements limit our ability to raise equity capital and require approval to effect a change of control.
The U.S. Quick Service Restaurant market is highly competitive, and that competition could affect our operating results.
We compete on a broad scale with Quick Service Restaurants, or “QSRs,” and other national, regional and local restaurants. The overall food service market generally and the QSR market, in particular, are intensely competitive with respect to price, service, location, personnel and type and quality of food. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by PHI and its competitors. In addition, we compete within the food service market and the QSR sector not only for customers, but also for management and hourly employees and suitable real estate sites. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, which would have an adverse effect on our operating results.
We face risks associated with litigation from customers, employees and others in the ordinary course of business.
Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact Pizza Hut's brand reputation, hindering our ability to grow our business.
Further, we may be subject to employee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract our management's attention from our business operations. We have been subject to these types of claims, and if one or more of these claims were to be successful, or if there is a significant increase in the number of these claims, our business, financial condition and results of operations could be adversely affected.
In addition, since certain of our restaurants serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because such a plaintiff seeks punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage could have a material adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially affect us and our restaurants.
Incidents involving food-borne illnesses, food tampering or other concerns can cause damage to the Pizza Hut brand and swiftly affect our sales and profitability.
If our customers become ill from food-borne illnesses or as a result of food tampering, we could be forced to temporarily close some restaurants. We cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses and other food safety issues that may affect our restaurants. Incidents involving food-borne illness or food tampering could be caused by food suppliers and transporters and, therefore, would be outside of our control.

We are subject to extensive government and industry regulation, and our failure to comply with existing or increased regulations could adversely affect our business and operating results.
We are subject to extensive federal, state and local laws and regulations, including those relating to:

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act of 1990;

•	industry regulation regarding credit card information;

•	reporting of credit card information;

•	working and safety conditions; and,
In recent years there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among QSRs. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses. We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods. New or changing laws and regulations relating to union organizing rights and activities may impact our operations and increase our cost of labor. If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.
Adverse media reports on our restaurant segment or brand, such as incidents involving food-borne illnesses, food tampering or other concerns, whether or not accurate, could damage the Pizza Hut brand and adversely affect consumer demand and our sales and profitability.
Adverse media reports on our segment of the restaurant industry, such as pizza, or restaurants operating under a particular brand, can have an almost immediate and significant adverse impact on companies operating in that segment or restaurants using that brand, even though they have personally not engaged in the conduct being publicized. Such sensationalist media topics could include food borne illness, food contamination, unsanitary conditions or discriminatory behavior. Reports of food-borne illnesses (such as e-coli, mad cow disease, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR segment and could in the future affect us as well. If such a situation were to arise, consumer demand for the food products we sell and our results of operations could be adversely affected, regardless of our lack of ownership of the relevant locations where the incidents may have occurred.
Our systems may fail or be damaged, which could harm our operations and our business.
Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. System defects, failures and interruptions could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss of customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to litigation claims, fraud losses or other liabilities.
To the extent we rely on the systems of third parties in areas such as credit card processing, telecommunications and wireless networks, any defects, failures and interruptions in such systems could result in similar adverse effects on our business. Sustained or repeated system defects, failures or interruptions could materially impact our operations and operating results. Also, if we are unsuccessful in updating and expanding our systems, our ability to increase same store sales, improve operations, implement cost controls and grow our business may be constrained.

Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

We are subject to cybersecurity risks, and if we suffer a security breach, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation.

Our business is dependent on the secure and reliable operation of our information systems, including those used to operate and manage our business, and to allow our customers to order online and through call centers. Security breaches could expose us to a risk of loss or misuse of our information or that of our customers, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers, or both. If an actual or perceived breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.
A person who is able to circumvent our security measures could misappropriate our or our customers confidential information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business. Any well-publicized compromise of either our security or the security of other Pizza Hut operators could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived to be secure.
As do most retailers, we receive certain personal information about our customers. In addition, our online operations at www.pizzahut.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Many of our customers use credit or debit cards to pay for their purchases. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.
Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to pay for their orders. If we were unable to accept payment cards, our business would be seriously damaged.
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of our customer's personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.
Our results of operations could be adversely affected by increased costs as a result of changes in laws relating to health care.
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
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.

We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. We use one primary distributor to provide most all of our food and other supplies. If our distributor fails to meet its service requirements for any reason, it could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. Likewise, all of our cheese is purchased from a single supplier, the loss of which could have a material adverse effect on our business.
Changing health or dietary preferences may cause consumers to avoid products offered by us in favor of alternative foods.
A significant portion of our sales is derived from products, including pizza, which can contain high levels of fat, carbohydrates, and sodium. The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid pizza and other products we offer in favor of foods perceived to be healthier, demand for our products may be reduced and our business would be harmed. If PHI does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer.
Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.
Failure to successfully implement our growth strategy could harm our business.
We may continue to grow our business by opening and selectively acquiring Pizza Hut or other restaurants. We may not be able to achieve our growth objectives and these new restaurants may not be profitable. The opening and success of restaurants we may open or acquire in the future depends on various factors, including:

•	our ability to obtain the necessary approvals from PHI;

•	our ability to obtain or self-fund adequate development financing;

•	competition from other QSRs in current and future markets;

•	our degree of saturation in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	our ability to successfully integrate acquired locations;

•	sales levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	permitting and regulatory compliance;

•	the ability to meet construction schedules;

•	our ability to hire and train qualified management and other personnel; and

•	general economic and business conditions.
In addition, the QSR pizza market is mature with limited opportunity for unit growth. If we are unable to successfully implement our growth strategy, our revenue growth and profitability may be adversely affected.
Some restaurants constructed or acquired in the future may be located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results.
Local conditions, events, and natural disasters could adversely affect our business.
Certain of the regions in which our units are located have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores or call centers, which could adversely affect our business, financial condition and operations.

We currently maintain property and business interruption insurance through our aggregate property policy for each of our stores. However, in the event of a significant natural disaster or other cataclysmic occurrence, our insurance coverage may not be sufficient to offset all property damages and lost sales. In addition, upon the expiration of our current insurance policies, adequate coverage may not be available at economically justifiable rates, if at all.
Changes in geographic concentration and demographic patterns may negatively impact our operations.
The success of any restaurant depends in substantial part on its location. There can be no assurance that our current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could change in the future, thus resulting in potentially reduced sales in those locations.
A significant number of our restaurants are located in the Midwest, South and Southeast and in non-metro and mid‑metro areas. As a result, a severe or prolonged economic recession or changes in demographic mix, employment levels, population density, weather patterns, real estate market conditions or other factors unique to those geographic regions may adversely affect us more than some of our competitors that are located in other regions or in more urban areas.
Counterparties to our revolving credit facility may not be able to fulfill their obligations due to disruptions in the global credit markets, which could adversely affect our liquidity.
In borrowing amounts under our revolving credit facility, we are dependent upon the ability of participating financial institutions to honor draws on the facility. Although we do not currently have amounts drawn on our revolving credit facility, we have utilized this facility in the past to fund acquisitions or working capital needs. The disruptions in the global credit markets may impede the ability of financial institutions syndicated under our revolving credit facility to fulfill their commitments, which could adversely affect our liquidity.
We could incur substantial losses if one of the third party depository institutions we use in our operations would happen to fail or if the money market funds in which we hold cash were to incur losses.
As part of our business operations, we maintain cash balances at third party depository institutions and in money market funds. The balances held in the money market funds are not insured or guaranteed by the FDIC or any other governmental agency. The balances held in third party depository institutions, to the extent in interest bearing accounts, may exceed the FDIC insurance limits. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits or if the money market funds in which we hold cash were to incur losses.
We are subject to all of the risks associated with owning and leasing real estate, and any adverse developments could harm our results of operations and financial condition.
As of December 25, 2012, we owned the land and/or the building for 22 restaurants and leased the land and/or building for 1,205 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.
The majority of our existing lease terms end within the next two to six years. We have the ability to exercise lease options to extend the terms at virtually all of these locations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.
We depend on the services of key individuals, the loss of which could materially harm our business.
Our success will depend, in part, on the efforts of our executive officers and other key employees most of whom have extensive experience with our company and in our industry. In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. We do not have employment agreements with any of our executive officers, other than our chief executive officer and our chief financial officer, and we do not maintain key-person insurance for any of our officers, employees or members of our Board of Directors. The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations and financial condition could be adversely affected by any claim or loss that is not covered by insurance or that exceeds our insurance coverage or self-insurance reserves.

We believe that we maintain insurance coverage that is customary for businesses of our size and type, including coverage for losses in excess of the normal expected levels under our self-insurance program. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future, our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms or at all. Moreover, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure such as trade name restoration coverage associated with losses like food borne illness and Avian flu. Any such inadequacy of or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

In addition, we self-insure a significant portion of expected losses under our workers' compensation, employee medical, general liability, auto and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to resolve or settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with resolving or settling claims associated with these programs, or if a judgment substantially in excess of our insurance coverage is entered against us, our financial condition and cash flow could be adversely affected.
Our annual and quarterly financial results may fluctuate depending on various factors, including seasonality of the business, many of which are beyond our control.
Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average same store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	timing of holidays or other significant events; and

•	changes in competitive and economic conditions generally.
Certain of the foregoing events may directly and immediately decrease demand for our products, and therefore, may result in an adverse affect on our results of operations and cash flow.
In addition, the Company typically experiences higher net sales in the first half of the year. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters.
PHI may not be able to adequately protect its intellectual property, which could harm the value of the Pizza Hut brand and branded products and adversely affect our business.
The success of our business depends on our continued ability to use PHI's existing trademarks, service marks and other components of the Pizza Hut brand in order to increase brand awareness and further develop our branded products. We have no control over the Pizza Hut brand. If PHI does not adequately protect the Pizza Hut brand, our competitive position and operating results could be harmed.
We are not aware of any assertions that the trademarks or menu offerings we license from PHI infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business and operating results.
Failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the Securities and Exchange Commission ("SEC") could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business.
This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly reporting companies. Although we will not be required to provide management's annual assessment until our annual report on Form 10-K for fiscal year 2013, we intend to continue to maintain our internal control over financial reporting in connection with our filing of periodic reports with the SEC under the Exchange Act. We are also required to maintain effective disclosure controls and procedures in connection with such filings. Failure to maintain effective disclosure controls and procedures and internal control over financial reporting or to comply with Section 404, or the report by us of a material weakness, may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

Our substantial leverage and lease obligations could affect our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and restrict our future activities.
We are a highly leveraged company. Our total outstanding indebtedness on December 25, 2012 was $558.1 million, comprised of our Term Loan of $368.1 million and $190.0 million of Senior Notes. We can also borrow secured debt up to $100.0 million under our Revolving Facility. We had $18.9 million of letters of credit issued and outstanding, resulting in $81.1 million of borrowing capacity under our Revolving Facility on December 25, 2012. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
We also have, and will continue to have, significant lease obligations. As of December 25, 2012, our minimum annual rental obligations under long-term operating leases for fiscal 2013 and fiscal 2014 were $47.7 million and $43.5 million, respectively.
Our high degree of leverage and significant lease obligations could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged;

•	exposing us to the risk of increased interest rates as the borrowings under our Senior Secured Credit Facilities will be at variable rates of interest;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities.

Our Senior Secured Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to engage in specified types of transactions. In addition, under our Senior Secured Credit Facilities, we are required to satisfy and maintain specified amortizing financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Secured Credit Facilities. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Future acquisitions, depending on the size, may require borrowings beyond those available on our Revolving Facility and therefore may require utilization of the additional term loan borrowing capacity under our Senior Secured Credit Facility as well as other sources of debt or additional equity capital. Changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our Senior Secured Credit Facilities, if at all. If the company were to access additional debt financing beyond our Senior Secured Credit Facilities to sustain our capital resource growth, additional financing could be at higher costs than the Company's currently outstanding borrowings. In addition any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions.

Federal, state and local environmental regulations relating to the use, storage, discharge, emission, release and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission, release and disposal of hazardous materials. We own and lease numerous parcels of real estate on which our restaurants are located.

Failure to comply with environmental laws could result in the imposition of penalties or restrictions on operations that could adversely affect our operations. Also, if contamination is discovered on properties owned or operated by us, including properties we owned or operated in the past, we could be held liable for damages and the costs of remediation. Such damages and costs could adversely affect our operations.

We may experience difficulties implementing our new enterprise resource planning system, which could adversely affect our ability to operate our business and adversely affect our financial condition, results of operations and cash flows.

We recently acquired and plan to implement a new enterprise resource planning (“ERP”) system in fiscal year 2013. We are not replacing our point of sale system described under Item 1.“Business - Information Technology.” Our new ERP system will be critical to our ability to accurately maintain books and records, record transactions, prepare our financial statements and operate our business. The design and implementation of the new ERP system will require the investment of significant financial and human resources and the attention of a number of employees who would otherwise be focused on other aspects of our business. Any disruptions, delays, or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we have anticipated and could adversely affect our ability to operate our business, and could adversely impact our internal controls, disclosure controls and procedures and our ability to file SEC reports in a timely manner.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The following table sets forth certain information regarding restaurants operated by the Company as of December 25, 2012.

Units in Operation Dec. 25, 2012
Alabama	103
Arkansas	63
Colorado	54
Delaware	9
Florida	172
Georgia	86
Idaho	35
Illinois	55
Indiana	4
Iowa	64
Kansas	32
Kentucky	22
Louisiana	16
Maryland	2
Minnesota	5
Mississippi	72
Missouri	81
North Carolina	45
North Dakota	14
Oklahoma	26
Oregon	32
South Carolina	6
South Dakota	22
Tennessee	92
Texas	17
Virginia	93
Washington	4
West Virginia	1
1,227
As of December 25, 2012, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to six years. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased properties are owned by unaffiliated entities. Our 2012 base rent for continuing operations was approximately $51.4 million and contingent rents were approximately $1.3 million.

Restaurants in Operation as of December 25, 2012
	Own	Lease	Total
Red Roof`	14	162	176
RBD	8	520	528
Delco	—	523	523
	22	1,205	1,227

The Company operated 1,227 restaurants as of December 25, 2012, located in buildings either leased or owned by us. The distinctive Pizza Hut red roof is the identifying feature of Pizza Hut restaurants throughout the world. Pizza Hut restaurants historically have been built according to identification specifications established by PHI relating to exterior style and interior décor. Variations from such specifications are permitted only upon request and if required by local regulations or to take advantage of specific opportunities in a market area. Property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,000 square feet, including a kitchen area, and have seating capacity for 70 to 125 persons. Delco units range from 1,000 to 3,000 square feet.
We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for eleven of our regional offices (which includes shared space with one territory office), one territory office, one training office and four call centers.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding membership units of the Company. The Company did not pay any distributions on membership units in fiscal year 2012 or 2011. The Company's debt facilities include limitations on the Company's ability to pay cash dividends and distributions.
The Company did not issue or sell any equity securities during fiscal 2012 that were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any membership units during fiscal 2012.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of the Company, which can be found in Item 8. Due to the impact of the changes resulting from the purchase accounting adjustments described in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-New Basis of Accounting” below, the statement of operations data presentation separates our results into two periods: (1) the period ending with December 27, 2011, the day preceding the consummation of the Transactions and (2) the period beginning on December 28, 2011 utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts presented under restaurant operating data and consolidated balance sheet data are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented. All amounts are in thousands, except restaurant operating data, and all periods have been adjusted to reflect the effect of discontinued operations, unless otherwise noted.

	Successor	Predecessor
	52 Weeks ended Dec. 25, 2012(1)	52 Weeks ended Dec. 27, 2011	52 Weeks ended Dec. 28, 2010	52 Weeks ended Dec. 29, 2009	53 Weeks ended Dec. 30, 2008(2)
Summary of Operations:
Total sales	$1,048,923	$980,973	$978,284	$882,465	$689,689
Operating income	78,225	26,404(3)	56,412	39,252	44,002
Interest expense	46,691	25,201	29,283	31,266	33,850
Income from continuing operations	15,020	4,706	21,464	10,449	7,524
Loss from discontinued operations, net of taxes	—	—	—	(59)	(25,578)
Net income (loss)	$15,020	$4,706	$21,464	$10,390	$(18,054)
Restaurant Operating Data:
Number of restaurants (at period end)	1,227(4)	1,151	1,136	1,149(4)	1,056(4)
Comparable store sales index(5)	1.9%	0.4%	10.1%	(10.2)%	2.0%
Working capital(6)	$(20,957)	$(2,893)	$(40,188)	$(68,238)	$(42,532)
Consolidated Balance Sheet Data(6):
Total assets	$1,169,782	$848,728	$825,228	$829,324	$839,515
Total debt (including current portion)	$558,125	$372,700	$402,370	$433,710	$453,804
_____________________

(1)
The Company engaged in the Transactions on December 28, 2011 in connection with the acquisition of the Company by NPC Holdings (see Note 2 of the Notes to Consolidated Financial Statements - Acquisitions and Purchase Accounting).

(2)
The fiscal year ended December 30, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $14.5 million of net product sales in 2008.

(3)	Includes $26.6 million of transaction costs related to the Acquisition.

(4)	We acquired 288 units and sold 70 units during the fourth quarter of 2008, acquired 105 units and sold 42 units during the first quarter of 2009, and acquired 36 units during the first quarter 2012.

(5)	Comparable store sales refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.

(6)	Amounts were not adjusted for discontinued operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC (f/k/a NPC Acquisition Holdings, LLC) is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings' wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than current or historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk factors described in Item 1A, Risk Factors.
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.
Introduction
As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income show our operating results for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2012 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2012 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of December 25, 2012 we operated 1,227 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the end of fiscal 2012, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2012, 2011 and 2010 each contained 52 weeks.

The Transactions. On November 6, 2011, NPC International Holdings, Inc. (“NPC Holdings” or “Purchaser”), an entity formed by an investment group consisting of entities affiliated with Olympus Growth Fund V, L.P. and OGP V, LLC, its general partner (“Olympus” or the “Sponsor”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which the Purchaser acquired all of the outstanding membership interests of the Company (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.
In connection with the Acquisition, the Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities (“Old Senior Secured Credit Facilities”). In addition, NPC completed, at the Purchaser's request pursuant to the Purchase Agreement, a cash tender offer (the “Tender Offer”) for NPC's then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”) and redeemed the remaining Old Senior Subordinated Notes not tendered in the Tender Offer.
To consummate the Acquisition, NPC and its subsidiaries entered into, and Holdings guaranteed new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility

(subsequently amended to add a sixth year) that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) (collectively, all of the transactions described in this paragraph, the “Financing Transactions”).
For ease of reference, we refer to the following collectively as the “Transactions” in this filing: (i) the Acquisition; (ii) the related repayment of then-existing indebtedness, including the consummation of the Tender Offer and related consent solicitation and the repayment of the Old Senior Secured Credit Facilities; (iii) the Financing Transactions; (iv) the establishment of the Senior Secured Credit Facilities; and (v) the payment of fees and expenses related thereto.

New Basis of Accounting. As a result of the Transactions (as described in Note 2 of the Consolidated Financial Statements), purchase accounting adjustments were made to underlying assets and liabilities based on a third party valuation. The purchase accounting adjustments did not impact net cash flow. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management's estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and higher interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period.

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
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal year 2012, pizza sales accounted for approximately 78% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.
Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.

Seasonality. Our business is seasonal in nature with net product sales and operating income typically being higher in the first half of the fiscal year. Sales are largely driven by product innovation, value pricing strategies, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back to school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. Currently 50% of our units include the WingStreet™ product line at December 25, 2012 and we expect to convert approximately 580 units to WingStreet™ over the next two years. The WingStreet™ menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

The following table sets forth certain information with respect to each fiscal period:

	December 25, 2012	December 27, 2011	December 28, 2010
Average annual revenue per restaurant(1)	$838,690	$824,235	$821,447

Sales by occasion:
Carryout	48%	46%	45%
Delivery	37%	37%	38%
Dine-in	15%	17%	17%

Number of restaurants open at the end of the period:
RBD	528	527	532
Delco	523	447	424
RR	176	177	180
	1,227(2)	1,151(2)	1,136(2)
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,192, 1,138 and 1,138 in 2012, 2011 and 2010, respectively.

(2)	Includes 613, 531 and 512 units offering the WingStreet™ product line, as of fiscal year end 2012, 2011 and 2010, respectively.

The following table summarizes the quarterly and annual comparable store sales results for fiscal years 2012, 2011 and 2010 for stores in continuing operations:

	Comparable Store Sales Growth/(Decline)
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
2012	5.1%	5.1%	1.3%	(4.0)%	1.9%
2011	(4.7)%	(2.8)%	0.4%	9.7%	0.4%
2010	10.2%	10.4%	10.9%	8.8%	10.1%

Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the UFPC, a cooperative designed to operate as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30% to 50% of the Pizza Hut system's anticipated cheese purchases for fiscal year 2013 through a combination of derivatives taken under the direction of the UFPC.

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers' compensation expense associated with restaurant based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training and testing of our store employees, as well as retention of existing employees.
Other Restaurant Operating Expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses, supplies, repairs, insurance, and other restaurant related costs.
Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses. This incentive was renewed for fiscal 2013 and is renewable annually at PHI's discretion. Incentive rebates earned under the program for the fiscal year development will largely be received the year following development. We developed 45 units during fiscal 2012 qualifying us for Development Incentives of $3.6 million and currently expect to develop an additional 40 units during fiscal 2013.
Royalties paid to PHI are impacted by changes in royalty rates under the Company's existing franchise agreements. Our blended average royalty rate (excluding Development Incentives) as a percentage of total sales was 4.8% for fiscal 2012, 4.8% for fiscal 2011 and 4.9% for fiscal 2010. For delivery units currently operating under the Company's existing franchise agreements, effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.
General and Administrative Expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, bank service and credit card transaction fees, professional fees, travel, information systems, recruiting and training costs, supplies, and insurance.
Trends and Uncertainties Affecting Our Business
We believe that as a franchisee of such a large number of Pizza Hut restaurants, our financial success is driven less by variable factors that affect regional restaurants and their markets, and more by trends affecting the food purchase industry - specifically the QSR industry. The following discussion describes certain key factors that may affect our future performance.
General Economic Conditions and Consumer Spending

Continued high unemployment rates, legislative uncertainty, higher taxes, commodity inflation and low consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry over the last several years, including the segment in which we compete. Specifically, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.
Competition

The restaurant business is highly competitive. The QSR industry is a fragmented market, with competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. Limited product variability within our segment can make differentiation among competitors difficult. Thus, companies in the industry continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales.
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price of fiscal 2012 averaged $1.70 per pound, a decrease of $0.11 or 6% versus the average price during fiscal year 2011.
The Pizza Hut system has undertaken a significant cost savings initiative with the assistance of a third party consultant focused upon reducing the brand's ingredient and operating costs (the “Margin Management Initiative”). This initiative, which began in fiscal 2011, is expected to reduce costs through a combination of sourcing and ingredient specification changes without negatively impacting the quality of our ingredients or the abundance of our toppings. The initial stages of the Margin Management Initiative secured over $5.0 million in annual savings primarily through changes in the brand's packaging platform, which benefited our cost of sales beginning in the second half of fiscal 2011. During fiscal 2012, we implemented an additional $16.0 to $19.0 million in annual savings which largely benefited fiscal 2012 cost of sales and will benefit future years to a lesser extent. Additional program savings from this initiative are currently expected to be realized throughout fiscal 2013 and could further benefit our cost of sales.
Based upon current market conditions, we currently expect overall commodity inflation for fiscal 2013 will be between 5% and 7% without giving effect to the UFPC directed hedging programs and before our cost saving initiatives, which we currently anticipate could offset a significant portion of the increase.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states' minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.7 million in fiscal 2013.

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
Significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.25 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.7 million. However, as gas prices change, the impact upon our operations is somewhat mitigated for price increases by a transfer of sales from the delivery occasion to the carryout access mode, which is perceived as a higher value by consumers and benefits us with lower labor costs for the carryout transaction.
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
Critical Accounting Policies and Estimates
Certain accounting policies require us to make subjective or complex judgments about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following policies could be deemed critical and require us to make judgments and estimates.
Long-lived Assets. We review long-lived assets related to each unit quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit's leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the decision to close of the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Franchise Rights. Franchise rights are amortized over their useful lives using the straight-line method. Each reporting period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life. If we determine that a revision is necessary, then the remaining carrying amount of franchise rights would be amortized prospectively over that revised remaining useful life.

Additionally, if an indicator of impairment exists, the results of the designated marketing area that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows are developed using historical results projected over the remaining term of the agreements. The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our results of operations and financial condition. As of December 25, 2012 we had $622.6 million in franchise rights, (see Note 5 of the Notes to Consolidated Financial Statements - Goodwill and Other Intangible Assets).
Goodwill. We have one operating segment and reporting unit for purposes of evaluating goodwill for impairment. Goodwill was $290.5 million as of December 25, 2012.
Goodwill primarily originated with the Acquisition. Additional goodwill was recorded in connection with acquisition of the 36 Pizza Hut units in and around Jacksonville, FL in February 2012.
We evaluate goodwill for impairment annually and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not and that the carrying amount of goodwill may not be recoverable. Management judgment is a significant factor in determining whether an indicator of impairment has occurred. Management relies on estimates in determining the fair value of our reporting unit, including estimates of economic and market conditions over the projected period that impact anticipated future cash flow and the terminal value of our reporting unit and selection of an appropriate discount rate. Changes in the inputs and assumptions used could impact the calculation of fair value of our reporting unit, which if material, could adversely impact our results of operation and financial condition.
We completed our annual impairment testing during the second quarter of 2012 and determined that goodwill was not impaired.

Business Combinations. We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

We use all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, during the measurement period after the acquisition closing date when information that is known to be available or obtainable is obtained.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the allocation of the purchase price for acquisitions in fiscal year 2012.
Self-insurance Accruals. We operate with a significant self-insured retention of expected losses under our workers' compensation, employee medical, general liability and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Liabilities for insurance reserves have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company's retentions. Provisions for losses expected under the workers' compensation and general liability programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual settlements or resolutions under our insurance program are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $2.6 million for the fiscal year ended December 25, 2012.
Recently Issued Accounting Statements and Pronouncements
See Note 3 to the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Results of Operations
The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 52 weeks ended December 25, 2012, December 27, 2011 and December 28, 2010:

	52 Weeks Ending Dec. 25, 2012	52 Weeks Ending Dec. 27, 2011	52 Weeks Ending Dec. 28, 2010
Comparable store sales	1.9%	0.4%	10.1%

Net product sales	100%	100%	100%
Direct restaurant costs and expenses
Cost of sales	28.9%	30.3%	29.6%
Cost of labor	29.1%	29.2%	30.0%
Other restaurant operating expenses	31.6%	31.6%	32.1%

Activity with respect to unit count is set forth in the table below:

	52 Weeks Ended
	Dec. 25, 2012	Dec. 27, 2011	Dec. 28, 2010
Beginning of period	1,151	1,136	1,149
Acquired	36	—	—
Developed(1)	49	22	1
Closed(1)	(9)	(7)	(14)
End of period	1,227	1,151	1,136

Equivalent units(2)	1,192	1,138	1,138

(1)	For the 52 weeks ended December 25, 2012 and December 27, 2011, three units and five units, respectively, were relocated or rebuilt and are included in both the developed and closed totals above.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

Fiscal 2012 Compared to Fiscal 2011
Net Product Sales. Net product sales for fiscal 2012 compared to fiscal 2011 were $999.7 million and $938.0 million, respectively, an increase of $61.7 million or 6.6% resulting largely from a comparable store sales increase of 1.9% for the fiscal year 2012, rolling over last year's comparable store sales increase of 0.4% and a 4.7% increase in equivalent units for fiscal year 2012 as compared to the prior year.
Fees and Other Income. Fees and other income were $49.2 million for fiscal 2012, compared to $43.0 million for the prior year, for an increase of $6.2 million or 14.4%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases, an increase in equivalent delivery units and an increase in delivery transactions.
Cost of Sales. Cost of sales was $288.7 million for fiscal 2012, compared to $284.3 million for the prior year for an increase of $4.4 million or 1.6%. Cost of sales decreased 1.4%, as a percentage of net product sales, to 28.9%, compared to 30.3% in the prior year. This decrease was largely due to lower ingredient and packaging costs associated with the Margin Management Initiative as well as lower commodity costs.
Direct Labor. Direct labor costs for fiscal 2012 as compared to the prior year were $290.6 million and $274.2 million, respectively, an increase of $16.4 million, or 6.0%. Direct labor costs were 29.1% of net product sales for fiscal 2012, a 0.1% decrease compared to the prior year largely due to lower workers compensation expense.
Other Restaurant Operating Expenses. Other restaurant operating expenses for fiscal 2012 were $315.7 million compared to $296.0 million for the prior year, an increase of $19.7 million or 6.6%. Other restaurant operating expenses as a percent of net product sales remained flat at 31.6% for fiscal 2012.
The changes in other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 27, 2011	31.6%
Leveraging of rent and occupancy costs	(0.5)
Development Incentives	(0.4)
Advertising	(0.2)
Depreciation	0.6
Delivery driver reimbursement expense	0.3
Restaurant manager bonuses	0.2
Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 25, 2012	31.6%
The positive variances as a percentage of net product sales were largely due to leveraging of fixed and semi-fixed costs as a result of higher comparable store sales, primarily rent and occupancy costs, the benefit of the Development Incentives and lower advertising expenses which were fully offset by higher depreciation expense as a result of purchase accounting adjustments, higher restaurant manager bonus expense and increased delivery driver reimbursement expense.
Depreciation expense for store operations was $38.9 million or 3.9% of net product sales for the 52 weeks ended December 25, 2012 compared to $31.3 million or 3.3% of net product sales for the prior year predecessor period largely due to higher depreciation resulting from higher carrying values of fixed assets due to the Transactions-related purchase accounting adjustments.
General and Administrative Expenses. General and administrative (“G&A”) expenses for fiscal 2012 were $57.7 million compared to $60.6 million for the prior year, a decrease of $2.9 million or 4.8%. This decrease was largely due to $8.0 million of litigation expenses in 2011 partially offset by higher incentive compensation and salaries expense, increased credit card transaction fees and costs associated with our enterprise resource planning (“ERP”) system implementation for fiscal 2012.
Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $17.8 million and $11.8 million fiscal 2012 and 2011, respectively. The increase during 2012 is largely due to increased franchise rights amortization expense associated with the Transactions-related purchase accounting adjustments.
Transaction Costs. During fiscal year 2012, the Company recorded $0.6 million of transaction costs as compared to $26.6 million in fiscal year 2011 in connection with the acquisition of the Company by Olympus on December 28, 2011. The

costs for fiscal 2011 consisted largely of stock and other compensation expense, broker fees and legal and professional expenses.
Other. We recorded $0.5 million of net gain for fiscal year 2012 as compared to $1.0 million of net expense for the prior fiscal year. Included in this category for fiscal 2012 were facility impairment charges of $0.3 million compared to charges of $1.3 million for the prior year. Offsetting this expense for fiscal 2012 and partially offsetting this expense for fiscal 2011 was a gain on disposition of assets for $0.7 million and $0.3 million, respectively.

Interest Expense. Interest expense was $46.7 million for fiscal 2012 (successor period) compared to $25.2 million for the prior year (predecessor period), an increase of $21.5 million due to higher average debt levels and higher interest rates resulting from the Transactions and increased amortization of deferred debt issuance costs related to the Transactions. Our average outstanding debt balance increased $186.5 million to $563.8 million for fiscal 2012 as compared to the prior year and our cash borrowing rate increased 1.5% to 7.5% for fiscal 2012 as compared to the prior year. Interest expense included $4.1 million and $2.5 million for amortization of deferred debt issuance costs in fiscal 2012 and 2011, respectively

Loss on debt extinguishment. During the second and fourth quarters of 2012 we recorded $5.1 million and $9.1 million, respectively, for the loss on debt extinguishment related to the refinancing of the Senior Secured Credit Facilities at lower prevailing interest rates on March 28, 2012 and November 21, 2012. The total debt extinguishment expense of $14.2 million consisted of $10.5 million for the write off of debt issuance costs and $3.7 million for transaction fees.

Income Taxes. For fiscal 2012, we recorded income tax expense of $2.3 million compared to a tax benefit of $3.5 million for the prior year. Fiscal year 2012 included a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions. The lower than statutory rate for fiscal 2012 was primarily attributable to various federal employment-related tax credits. For fiscal 2011, the lower than statutory rate was primarily attributable to various federal employment tax credits which were partially offset by non-deductible transaction costs related to the Acquisition.  Legislation to extend the employment credits was retroactively approved on January 2, 2013 and will be recognized in fiscal 2013. The Company anticipates that it will receive comparable federal employment tax credits in the future that would continue to favorably impact its overall effective tax rate.

Net Income. Net income for fiscal 2012 was $15.0 million, compared to $4.7 million for the prior year. Operating income benefited from a 6.6% increase in net product sales and increased customer delivery charge income partially offset by increased cost of sales, direct labor costs, and other restaurant operating expenses. The rest of the increase was largely due to transaction expenses of $26.6 million and $8.0 million of unusual litigation expenses recorded in the prior year partially offset by higher interest, depreciation and amortization expense as a result of the Transactions and the loss on debt extinguishment of $14.2 million related to the two refinancings of the Senior Secured Credit Facilities in fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010
Net Product Sales. Net product sales for fiscal 2011 compared to fiscal 2010 were $938.0 million and $934.8 million, respectively, an increase of $3.2 million or 0.3% resulting largely from a comparable store sales increase of 0.4% for fiscal 2011, rolling over fiscal 2010's comparable store sales increase of 10.1%.
Fees and Other Income. Fees and other income were $43.0 million for fiscal 2011, compared to $43.5 million for fiscal 2010, for a decrease of $0.5 million or 1.1%. The decrease was due to lower customer delivery charge income from decreased delivery transactions.
Cost of Sales. Cost of sales was $284.3 million for fiscal 2011 compared to $277.0 million for 2010, for an increase of $7.3 million or 2.6%. Cost of sales increased 0.7% points, as a percentage of net product sales, to 30.3%, compared to 29.6% in fiscal 2010. This increase was largely due to higher ingredient costs, primarily cheese, dough and meats partially offset by cost savings initiatives, primarily lower packaging costs.
Direct Labor. Direct labor costs were $274.2 million for fiscal 2011, compared to $280.7 million for fiscal 2010, a decrease of $6.5 million or 2.3%. Direct labor costs as a percentage of net product sales were 29.2% for fiscal 2011, a 0.8% decrease compared to fiscal 2010. The favorable variance was primarily due to lower average wage rates realized from the labor optimization strategies and changes in pay practices of certain team members implemented at the beginning of fiscal 2011 and improved labor efficiencies.
Other Restaurant Operating Expenses. Other restaurant operating expenses for fiscal 2011 were $296.0 million compared to $299.7 million for fiscal 2010, a decrease of $3.7 million or 1.2%. Other restaurant operating expenses decreased 0.5% as a percent of net product sales, to 31.6% for fiscal 2011 compared to 32.1% for the prior year.

The changes in other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 28, 2010	32.1%
Depreciation expense	(0.2)
Rent and occupancy costs	(0.1)
Advertising expense	(0.1)
Royalty expense	(0.1)
Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 27, 2011	31.6%
The favorable variance was largely due to lower expenses, primarily depreciation, occupancy costs, advertising and royalty expense.
Depreciation expense for store operations was $31.3 million or 3.3% of net product sales for the 52 weeks ended December 27, 2011 compared to $32.7 million or 3.5% of net product sales for the 52 weeks ended December 28, 2010. The decrease in depreciation expense for fiscal 2011 as compared to fiscal 2010 is largely due to assets valued in connection with the acquisition of NPC in 2006 becoming fully depreciated.
General and Administrative Expenses. G&A expenses for fiscal 2011 were $60.6 million compared to $51.0 million for fiscal 2010, an increase of $9.6 million or 19.0%. The increase in G&A expense for fiscal 2011 was driven primarily by unusual litigation expenses and higher field personnel and training costs.
Corporate Depreciation and Amortization. Corporate depreciation and amortization costs for both fiscal 2011 and fiscal 2010 were $11.8 million.
Transaction costs. During fiscal 2011, we recorded $26.6 million for costs incurred in connection with the Acquisition of the Company by Olympus Partners on December 28, 2011. These costs consisted largely of stock and other compensation expense, broker fees and legal and professional expenses.
Other. We recorded $1.0 million and $1.7 million for other expenses for the fiscal periods of 2011 and 2010, respectively. Included in this category for fiscal 2011 were facility impairment charges of $1.3 million compared to charges of $1.8 million for fiscal 2010. Partially offsetting this expense for fiscal 2011 was the gain on disposition of assets for $0.3 million.

Interest Expense. Interest expense was $25.2 million for fiscal 2011 compared to $29.3 million for fiscal 2010, a decrease of $4.1 million, largely due to lower average outstanding debt balances as compared to fiscal 2010. Our average outstanding debt balance decreased $32.8 million to $377.4 million in 2011 as compared to 2010, while our average cash borrowing rate decreased by 50 basis points to 5.95%. Interest expense included $2.5 million and $2.6 million for amortization of deferred debt issuance costs for fiscal 2011 and fiscal 2010, respectively.

Income Taxes. For fiscal 2011, we recorded income tax benefit of $3.5 million compared to tax expense of $5.7 million for fiscal 2010. For fiscal 2011, the lower than statutory rate was primarily attributable to various federal employment tax credits which were partially offset by non-deductible transaction costs related to the Acquisition.  For fiscal 2010, the lower than statutory rate was primarily attributable to tax credits and the net tax benefit of $1.1 million associated with the change in the liability for uncertain tax positions consisting of the release of liabilities due to the lapse of applicable statutes of limitations which was partially offset by additional interest and penalties accrued. The change in effective tax rate from 2010 to 2011 is primarily attributable to the increase in employment tax credits in 2011 compared to 2010 and the relative impact of the credits on the tax rate given the lower 2011 book income.

Net Income. Net income for fiscal 2011 was $4.7 million, compared to $21.5 million for fiscal 2010. The decrease was largely due to transaction expenses of $26.6 million, increased G&A expenses and higher cost of sales due to ingredient inflation which were partially offset by lower expenses for income taxes, direct labor, interest, and other restaurant operating expenses.
Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our Senior Secured Credit Facilities and Senior Notes; (2) capital expenditures, including new unit development, asset development including those for our re-imaging plan, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $21.0 million, including cash of $25.5 million at December 25, 2012. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At December 25, 2012, we had $81.1 million of borrowing capacity available under our revolving credit facility net of $18.9 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $26.0 million but would have no impact on our working capital.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities in fiscal 2012 was $70.4 million and was reduced by $16.1 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses ($13.0 million) and accrued interest ($3.1 million) with proceeds from the sale of the Company in the Acquisition. Cash flows from operating activities of $70.4 million consisted of (i) net income of $15.0 million, (ii) adjustments to net income of $73.4 million, and (iii) negative changes in operating assets and liabilities of $18.0 million due primarily to (A) a reduction of $16.1 million for the payment of Transactions-related accrued expenses and interest, (B) the payment of a litigation settlement during the third quarter, and (C) an increase in accounts receivable and prepaid expenses and other current assets, and (D) a decrease in accounts payable and income taxes partially offset by increased accrued interest, insurance reserves, other deferred items and payroll and sales taxes.
Cash provided by operating activities in fiscal 2011 was $86.2 million and consisted of (i) net income of $4.7 million, (ii) non-cash adjustments to net income of $53.4 million, and (iii) positive changes in operating assets and liabilities of $28.1 million due primarily to increases in accrued liabilities for transaction expenses related to the Acquisition (approximately $16.1 million) and accrued litigation fees, income taxes, accounts payable and other deferred liabilities, partially offset by increases in accounts receivable and lower accrued interest.
Cash provided by operating activities in fiscal 2010 was $76.2 million and consisted of (i) net income of $21.5 million, (ii) adjustments to net income of $53.5 million, and (iii) positive changes in operating assets and liabilities of $1.2 million due primarily to increases in accrued payroll and income taxes, partially offset by decreases in accounts payable and other deferred liabilities.
Cash flows from investing activities

Cash flows used in investing activities were $491.1 million during fiscal 2012. During fiscal year 2012, net cash outflows were primarily impacted by costs relating to the Transactions totaling $431.5 million. In addition, we completed the Jacksonville, Florida acquisition of 36 units for $19.4 million (including amounts paid for working capital settlement items and development fees), invested $40.5 million in capital expenditures (including approximately $0.8 million for IT equipment for the 36-unit acquisition) and received proceeds from the disposition of assets of $0.2 million. Beginning in 2012, PHI offered Development Incentives totaling $80,000 per new unit developed, subject to certain threshold criteria. In 2012 we earned $3.6 million in Development Incentives.
Cash flows used in investing activities were $22.8 million during fiscal 2011 compared to $16.2 million during fiscal 2010. For fiscal 2011, we invested $23.8 million in capital expenditures and received proceeds of $1.0 million from asset sales. For fiscal 2010, the company invested $18.3 million in capital expenditures. Additionally, the company received proceeds of $2.1 million from asset sales as PHI exercised its option to purchase five assets which were part of the fiscal 2008 and 2009 sale transactions.

We currently expect our capital expenditure investment to be approximately $46.0 million to $50.0 million in fiscal 2013, including the development of 40 Delco units for approximately $12.2 million, the addition of the WingStreet™ product line to 290 units for approximately $7.3 million and $6.7 million for major asset actions and unit relocations. In addition to the $80,000 Development Incentive, Pizza Hut is offering development incentives totaling $10,000 per unit converted to the WingStreet™ platform for fiscal 2013 and 2014.
Cash flows from financing activities
Net financing cash inflows were $367.8 million for fiscal year 2012 compared to net cash outflows of $29.2 million for the prior year and $30.5 million for fiscal 2010. For fiscal year 2012 cash inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt of $372.7 million, debt issuance costs of $34.6 million and $18.7 million of expenses related to the Transactions. Additionally, we made $6.9 million in principal payments on the Term Loan and paid $0.6 million to effectuate an interest rate cap. Also, during fiscal 2012, 2011, and 2010 we completed a sale-leaseback transaction for one property in each year for proceeds of $1.0 million, $0.5 million, and $0.9 million, respectively. During fiscal years 2011 and 2010, we paid our mandatory excess cash flow prepayment of $29.7 million and $31.3 million, respectively, on our Old Senior Secured Credit Facilities utilizing cash reserves.
As a result of the Transactions, our debt structure consists of the following sources of financing:

•
Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were entered into as part of the Financing Transactions on December 28, 2011 and consist of a $100.0 million Revolving Facility and a $375.0 million Term Loan.

Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate ("LIBOR") or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. On November 21, 2012 the Company refinanced the Revolving Facility. The refinancing lowered the spread over LIBOR and base rate loans by 1.75% and extended the termination date by one year. At December 25, 2012, the rate under the credit agreement for the Senior Secured Credit Facilities was the prevailing LIBOR rate plus the margin of 3.25% in the case of the LIBOR loan or base rate (as defined) plus the margin of 2.25% in the case of a base rate loan. Availability under the Revolving Facility is reduced by letters of credit, of which $18.9 million were issued at December 25, 2012. Commitment fees are paid equal to 0.50% of unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company's assets and is due December 28, 2017.

Under our $375.0 million Term Loan, prior to March 28, 2012, interest was paid at LIBOR plus 5.25%, or the base rate (as defined) plus 4.25%, with a LIBOR floor of 1.50%. On March 28, 2012, the Company refinanced the Term Loan. The refinancing lowered the spread over LIBOR to 4.00% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25%. The Company again refinanced the Term Loan on November 21, 2012. The second refinancing lowered the spread over LIBOR to 3.25% on the Term Loan borrowings. The combined weighted average interest rate was 4.50% per annum at December 25, 2012. The principal amount of the Term Loan amortizes in equal quarterly installments of $937,500 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. In conjunction with the November 2012 refinancing we made a $5.0 million voluntary prepayment which eliminated the quarterly principal payments for fiscal year 2013 and a portion of the first quarter payment for 2014. The installments are scheduled to start again in full the second quarter of fiscal year 2014. The Term Loan is secured by substantially all of our assets and is due December 28, 2018.

•
Senior Notes. The Senior Notes bear interest at the rate of 10.50% payable semi-annually in arrears on January 15 and July 15 until maturity of the Notes on December 28, 2020. These Senior Notes are unsecured. The Senior Notes may be redeemed at any time prior to January 15, 2016 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus a premium equal to the greater of (i) 1.0% of such amount or (ii) the excess of the present value of the redemption price payable for redemption as of January 15, 2016 and the interest payments through such date over the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest as of the date of redemption. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

Based upon the amount of excess cash flow generated during a fiscal year and the Company's leverage at the fiscal year-end, each of which is defined in the credit agreement governing the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. In conjunction with the November 2012 refinancing of the Senior Secured Credit Facilities we made a voluntary prepayment of $5.0 million which combined with the Company's leverage ratio at year-end resulted in no excess cash flow payment due 95 days after the end of fiscal 2012.

As of December 25, 2012, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of December 25, 2012 were as follows:

	Actual	Covenant Requirement

Maximum leverage ratio	3.75x	Not more than 6.25x
Minimum interest coverage ratio	2.09x	Not less than 1.25x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed by the Company with the SEC on April 3, 2012 as Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No 333-180524). The registration statement is available under the filings of NPC on the Securities and Exchange Commission EDGAR system. The Credit Agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.
Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months.

At December 25, 2012, we had $81.1 million of borrowing capacity available under our Revolving Facility net of $18.9 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.

Non-GAAP measures

Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial transaction costs in 2011 in connection with the sale of the Company to Olympus on the first day of fiscal 2012 and had substantial interest expense relating to the financing of the acquisition of the Company in both 2011 and 2006 and substantial depreciation and amortization expense relating to the acquisition of the Company in 2011 and 2006 and to the Company's acquisition of units in recent years. We believe the elimination of these items, as well as income taxes and certain other adjustments as footnoted below the table. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	52 Weeks Ending Dec. 25, 2012	52 Weeks Ending Dec. 27, 2011	52 Weeks Ending Dec. 28, 2010
Net income	$15,020	$4,706	$21,464
Adjustments:
Interest expense	46,691	25,201	29,283
Income tax expense (benefit)	2,287	(3,503)	5,665
Depreciation and amortization	56,309	45,049	46,221
Net facility impairment charges	256	1,260	1,753
Pre-opening expenses and other	663	1,311	1,075
Loss on extinguishment of debt	14,227	—	—
Transaction expenses	605	26,588	—
Development Incentives	(3,600)	—	—
Litigation costs	—	8,000	—
Non-GAAP adjusted EBITDA	$132,458	$108,612	$105,461

(1) The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, and pre-opening expenses, further adjusted to exclude unusual litigation expenses (before indemnification offset), unusual gains and losses, Development Incentives and one time vendor rebates, the loss on debt extinguishment relating to the refinancing of the Company's indebtedness, and expenses related to the acquisition of the Company by Olympus. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company's financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Contractual Obligations and Off Balance Sheet Arrangements

The following table discloses aggregate information about our contractual cash obligations as of December 25, 2012 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$558.1	—	$6.2	$7.5	$544.4	—
Operating leases(1)	243.4	47.7	81.2	52.7	61.8	—
Interest payments	276.9	38.7	75.6	75.0	87.6	—
Facility upgrades(2)	22.2	4.0	12.4	2.3	3.5	—
Unrecognized tax benefits(3)	4.6	—	—	—	—	4.6
Purchase and other obligations(4)	9.1	3.4	5.5	0.2	—	—
	$1,114.3	$93.8	$180.9	$137.7	$697.3	$4.6

_____________________

(1)
The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. The above table does not include amounts related to unexercised lease renewal option periods. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.6 million under operating leases due in the future under non-cancelable subleases.

(2)
Includes capital expenditure requirements under our franchise agreements for remodeling and re-imaging our assets, as well as WingStreet™ conversion and development requirements (see Item 1, “Business-Franchise Agreements”). Amounts are presented under the timeline as currently planned by us, however, we have the discretion to apportion these expenditures into future years at a slower rate and remain in compliance.

(3)	The amount and timing of liabilities for unrecognized tax benefits cannot be reasonably estimated and is shown in the “Other” column.

(4)	Purchase and other obligations primarily include amounts for obligations under service agreements.
Based on current unit counts, we expect to incur between $14.5 million and $18.0 million in annual capital expenditures to maintain the Company's assets in accordance with our standards. These amounts are not included in the above table.
Concurrently with the closing of the Acquisition, certain members of management purchased common stock of NPC Holdings for $4.1 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee's termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal year 2012, the common stock held by management has a combined value of approximately $4.1 million to $7.7 million.
Letters of Credit. As of December 25, 2012, we had letters of credit, in the amount of $18.9 million, issued under our existing credit facility primarily in support of self-insured risks.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of December 25, 2012, we had $368.1 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.7 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.25% as of December 25, 2012 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.25% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
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
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.17 per pound and $0.18 per pound for the 52 weeks ended December 25, 2012 and December 27, 2011, respectively) would have been approximately $7.9 million and $8.4 million for the 52 weeks ended December 25, 2012 and December 27, 2011, respectively, without giving effect to the UFPC directed hedging programs.

Item 8.	Financial Statements and Supplementary Data.
NPC RESTAURANT HOLDINGS, LLC
YEARS ENDED DECEMBER 25, 2012, DECEMBER 27, 2011 AND DECEMBER 28, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of NPC Restaurant Holdings, LLC:

In our opinion, the accompanying consolidated balance sheet as of December 25, 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 25, 2012 present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and its subsidiaries (Successor) at December 25, 2012 and the results of their operations and their cash flows for the year ended December 25, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 8, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of NPC Restaurant Holdings, LLC:

In our opinion, the accompanying consolidated balance sheet as of December 27, 2011 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the two years in the period ended December 27, 2011 present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and its subsidiaries (Predecessor) at December 27, 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 8, 2013

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Successor	Predecessor
	December 25, 2012	December 27, 2011
Assets
Current assets:
Cash and cash equivalents	$25,493	$78,394
Accounts and other receivables	11,631	8,041
Inventories	7,321	7,296
Prepaid expenses and other current assets	4,481	3,399
Deferred income taxes	17,445	16,369
Income taxes receivable	2,415	—
Total current assets	68,786	113,499
Facilities and equipment, less accumulated depreciation of $39,123 and $143,793, respectively	143,625	131,744
Franchise rights, less accumulated amortization of $15,535 and $50,527, respectively	622,634	390,110
Goodwill	290,502	191,701
Other assets, net	44,235	21,674
Total assets	$1,169,782	$848,728
Liabilities and member’s equity
Current liabilities:
Accounts payable	$23,210	$24,631
Accrued liabilities	46,309	62,893
Accrued interest	10,556	3,122
Income taxes payable	—	2,516
Current portion of insurance reserves	9,668	9,690
Current portion of debt	—	13,540
Total current liabilities	89,743	116,392
Long-term debt	558,125	359,160
Other deferred items	51,697	34,013
Insurance reserves	16,456	13,969
Deferred income taxes	218,290	123,734
Member’s equity subject to redemption	—	3,250
Total long-term liabilities	844,568	534,126
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of December 25, 2012 and December 27, 2011)	—	—
Member’s capital	235,471	198,210
Total member’s equity	235,471	198,210
Total liabilities and member’s equity	$1,169,782	$848,728
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Successor	Predecessor
	52 Weeks Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Sales:
Net product sales	$999,718	$937,980	$934,807
Fees and other income	49,205	42,993	43,477
Total sales	1,048,923	980,973	978,284
Costs and expenses:
Cost of sales	288,706	284,291	277,027
Direct labor	290,639	274,216	280,690
Other restaurant operating expenses	315,664	295,990	299,721
General and administrative expenses	57,741	60,649	50,960
Corporate depreciation and amortization of intangibles	17,796	11,808	11,809
Transaction costs	605	26,588	—
Other	(453)	1,027	1,665
Total costs and expenses	970,698	954,569	921,872
Operating income	78,225	26,404	56,412
Other expense:
Interest expense	46,691	25,201	29,283
Loss on debt extinguishment	14,227	—	—
Income before income taxes	17,307	1,203	27,129
Income tax expense (benefit)	2,287	(3,503)	5,665
Net income	$15,020	$4,706	$21,464
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Successor	Predecessor
	52 Weeks Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Net income	$15,020	$4,706	$21,464
Other comprehensive income, net of tax:
Derivative financial instruments:
Change in fair value	—	37	(2,263)
Reclassification into earnings	—	1,160	4,438
Comprehensive income	$15,020	$5,903	$23,639
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Member's capital	Accumulated other comprehensive income (loss)	Total member's equity
Balance at December 29, 2009	158,697	(3,372)	155,325
Restricted common units	118		118
Net income	21,464	—	21,464
Net unrealized change in cash flow hedging derivatives	—	(2,263)	(2,263)
Reclassification adjustment into income for derivatives used in cash flow hedges	—	4,438	4,438
Balance at December 28, 2010	180,279	(1,197)	179,082
Restricted common units	370		370
Stock options	12,855		12,855
Net income	4,706	—	4,706
Net unrealized change in cash flow hedging derivatives	—	37	37
Reclassification adjustment into income for derivatives used in cash flow hedges	—	1,160	1,160
Predecessor Balance at December 27, 2011	198,210	—	198,210
Successor Company
Purchase accounting adjustments	(198,210)	—	(198,210)
Issuance of membership interests, net of Sponsor transaction fee	227,820	—	227,820
Acquirer costs, net of tax	(7,369)	—	(7,369)
Successor Balance December 28, 2011	220,451	—	220,451
Net income	15,020	—	15,020
Balance at December 25, 2012	$235,471	$—	$235,471
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	52 Weeks Ended
	December 25, 2012	December 27, 2011	December 28, 2010
Operating activities
Net income	$15,020	$4,706	$21,464
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,309	45,049	46,221
Amortization of debt issuance costs	4,057	2,537	2,568
Deferred income taxes	2,796	(8,421)	2,950
Loss on debt extinguishment	14,227	—	—
Debt extinguishment penalty	(3,686)	—	—
Stock based compensation	—	13,225	118
Other	(307)	1,026	1,633
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(2,602)	(3,464)	316
Inventories	182	(208)	(144)
Prepaid expenses and other current assets	(926)	350	215
Accounts payable	(1,421)	1,909	(3,214)
Income taxes	(1,813)	2,127	3,092
Accrued interest	10,556	(1,264)	(550)
Accrued liabilities	(7,750)	11,510	3,127
Accrued predecessor transaction costs and interest	(16,087)	12,995	—
Insurance reserves	2,465	1,296	994
Other deferred items	(679)	1,791	(2,035)
Other assets	77	1,037	(577)
Net cash provided by operating activities	70,418	86,201	76,178
Investing activities
Capital expenditures	(40,464)	(23,775)	(18,331)
Purchase of the stock of the Company	(431,540)	—	—
Purchase of business assets, net of cash acquired	(19,371)	—	—
Proceeds from disposition of assets	240	993	2,118
Net cash used in investing activities	(491,135)	(22,782)	(16,213)
Financing activities
Borrowings under revolving credit facility	14,900	—	13,105
Payments under revolving credit facility	(14,900)	—	(13,105)
Payments on term bank facilities	(6,875)	(29,670)	(31,340)
Retirement of predecessor entity debt	(372,700)	—	—
Proceeds from equity contributions, net of costs of $18,735	216,635	—	—
Issuance of debt	565,000	—	—
Debt issue costs	(34,614)	—	—
Interest rate derivative	(636)	—	—
Proceeds from sale-leaseback transactions	1,006	486	865
Net cash provided by (used in) financing activities	367,816	(29,184)	(30,475)

Net change in cash and cash equivalents	(52,901)	34,235	29,490
Beginning cash and cash equivalents	78,394	44,159	14,669
Ending cash and cash equivalents	$25,493	$78,394	$44,159
Supplemental disclosures of cash flow information:
Net cash paid for interest	$32,078	$23,928	$27,264
Net cash paid for income taxes	$1,981	$2,237	$448
See accompanying notes to the consolidated financial statements.
.

NPC RESTAURANT HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

On September 12, 2012, NPC Acquisition Holdings, LLC changed its name to NPC Restaurant Holdings, LLC and is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC.” On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Purchaser”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).

NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 25, 2012 operated 1,227 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. At the end of fiscal 2012, the Company's operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain markets.

Note 2 – Acquisitions and Purchase Accounting

The Transactions

On November 6, 2011, NPC Holdings, or Purchaser, entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Purchaser acquired all of the outstanding membership interests of Holdings, which owns all of the outstanding capital stock of NPC, for approximately $755.0 million, plus post-closing purchase price adjustments as outlined in the Purchase Agreement, (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.

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
Purchase Accounting

As a result of the Transactions, purchase accounting adjustments were made by management to underlying assets and liabilities utilizing a third party valuation. The purchase accounting adjustments did not impact net cash flow. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights, leasehold interests and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and higher interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-Transactions period. Due to the impact of the change of control that occurred in conjunction with the Transactions and the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to December 27, 2011, the day preceding consummation of the Transactions (“Predecessor”), and (2) the period beginning December 28, 2011 and thereafter utilizing the new basis of accounting (“Successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.
As a result of the consummation of the Transactions, the consolidated financial statements for the period after December 27, 2011, are presented on a different basis than that for the periods before December 28, 2011, as a result of the application of purchase accounting as of December 28, 2011, and therefore are not comparable.
At December 25, 2012, total consideration includes approximately $13.9 million for contingent consideration representing amounts due to the sellers for future tax refunds which the Company expects to receive over the next three years. Such amounts were included in accrued liabilities and other deferred liabilities in the Consolidated Balance Sheet at December 25, 2012. The purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	11,962
Accounts receivable	8,537
Inventories	7,296
Prepaid expenses and other current assets	3,399
Income taxes receivable	698
Deferred income tax asset	7,385
Facilities and equipment	138,952
Franchise rights	627,000
Goodwill	289,446
Other assets	24,686
Accounts payable	(24,631)
Other accrued liabilities	(59,940)
Other deferred items	(41,402)
Insurance reserves	(13,969)
Deferred income tax liability	(211,786)
Total consideration	$767,633
The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	41
Favorable leasehold interests	15
Unfavorable leasehold interests	9

Additionally, on February 20, 2012 the Company closed on an Asset Purchase Agreement with Pizza Hut, Inc. (“PHI”) pursuant to which the Company agreed to purchase 36 units from PHI in and around Jacksonville, Florida ("Jacksonville Acquisition") for $18.8 million plus an additional $0.5 million for inventory, prepaid expenses and store cash. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Franchise rights	$10,164
Fixed assets	7,495
Goodwill	1,056
Other	656
Total purchase price	$19,371
The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for this acquisition will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2012 was approximately 41 years . This acquisition was funded from available cash on hand and borrowings on the Company’s $100.0 million Revolving Facility.
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

	unaudited, (in thousands)
	52 Weeks Ended
	Dec. 25, 2012	Dec. 27, 2011
Total sales	$1,053,760	$1,012,411
Net income	15,098	7,001
The Consolidated Statement of Income for the 52 weeks ended December 25, 2012 included $28.9 million of total sales related to the units acquired in the asset acquisition. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis.
Note 3 – Summary of Significant Accounting Policies

Basis of Presentation. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company operates one operating segment. The Company believes this information includes all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial condition, statements of income and cash flows for the periods then ended.
Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal years ended December 25, 2012, December 27, 2011and December 28, 2010 each contained 52 weeks. For convenience, fiscal years ended December 25, 2012, December 27, 2011and December 28, 2010 are referred to as fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents. Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with maturities of three months or less from the date of purchase by the Company. The Company has outstanding checks that are written in excess of the cash balances at its bank that create a book overdraft, which the Company records as a liability.
Inventories. Inventories of food and supplies are carried at the lower of cost (first-in, first-out method) or market.
Revenue Recognition. The Company recognizes revenue when products are delivered to the customer or meals are served. The Company presents sales in the Consolidated Statements of Income net of sales taxes.
Facilities and Equipment. Facilities and equipment are recorded at either cost or fair value as a result of the Transactions and subsequent acquisitions. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated economic life of the improvements or the term of the lease.

The Company reviews long-lived assets related to each unit quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit's leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the closure of the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Business Combinations. In accordance with accounting guidance for business combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in "Transaction Costs" in our Consolidated Statements of Income. For fiscal 2011, these costs consisted of financial advisory fees, stock option and transaction bonus expense triggered upon the close of the Acquisition, and other expenses including legal and accounting fees.

The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period, when information that is known to be available or obtainable is obtained.
The Company's purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of its fair value estimates, including assumptions regarding industry economic factors and business strategies.

Assets Held for Sale. The Company sells units that have been closed due to underperformance and land parcels that it does not intend to develop in the future. The Company classifies an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. Assets held for sale were $0.3 million at December 25, 2012 and December 27, 2011.
Pizza Hut Franchise Agreements. Effective January 1, 2003, the Company began operating under new franchise agreements with PHI. The franchise agreements have an initial term of 30 years and a 20-year renewal term. Certain of the franchise agreements contain perpetual 20-year renewal terms subject to certain criteria. The amortization of all franchise rights conclude at the end of this initial term plus one renewal term (or December 31, 2053).
Royalty expense was included in other restaurant operating expenses and totaled $50.5 million for fiscal 2012 (4.8% of total sales), $46.9 million for fiscal 2011 (4.8% of total sales), and $47.7 million for fiscal 2010 (4.9% of total sales).
Lease Accounting. Certain of the Company's lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are determined based upon management's estimate of the commercial viability of the location. In addition, landlord-provided tenant improvement allowances are recorded in other deferred items and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining life of the lease including options. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Intangible Assets. Franchise rights and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Each reporting period the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If it was determined that events and circumstances warrant a change to the estimate of an intangible asset's remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

If an indicator of impairment exists, the results of the designated marketing area that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method.
Accounting for Goodwill. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company develops an estimate of the fair value using a discounted income approach. In connection with the Company's annual test in the second quarter, no impairment has been identified.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts and other fee income.
Advertising Costs. Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $56.0 million, $54.4 million and $55.6 million, for fiscal 2012, 2011 and 2010, respectively.
Pre-opening Expenses. Costs associated with the opening of new units and WingStreet™ unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $1.0 million, $0.5 million and $0.1 million for fiscal 2012, 2011 and 2010, respectively.
Self-insurance Accruals. The Company operates with a significant self-insured retention of expected losses under its workers' compensation, employee medical, general liability and non-owned auto programs. The Company purchases third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on the Company's estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported, subject to the Company's retentions. Provisions for losses expected under the workers' compensation and general liability programs are recorded based upon estimates of the aggregate liability for claims incurred, net of expected recoveries from third party carriers for claims in excess of self-insured retention, utilizing independent actuarial calculations based on historical claims experience. In the event the Company's insurance carriers are unable to pay claims submitted to them, in excess of its self-insured retention, the Company would record a liability for such estimated payments expected to be incurred.
Income Taxes. Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.
Certain tax authorities periodically audit the Company. Reserve balances have been established for potential exposures when it is probable that a taxing authority may take a sustainable position on a matter contrary to the Company's filed position. The Company evaluates these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact its ultimate payment for such exposures.
Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding, which approximates amounts expected to be amortized using the effective interest method. Effective December 28, 2011, in connection with the Transactions, the Company's Old Senior Secured Credit Facilities and Old Senior Subordinated Notes were paid. This was within the scope of “Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 470-50 Debt - Modifications and Extinguishments.” In accordance with that guidance, the remaining unamortized loan costs of approximately $3.7 million from the previous credit facility and notes were written off during the fiscal year ended December 25, 2012 as a purchase accounting adjustment. Amortization related to the debt issuance costs for the Old Senior Secured Credit Facilities and the Old Senior Subordinated Notes of $2.5 million and $2.6 million was charged to interest expense during fiscal 2011 and fiscal 2010, respectively.
In connection with the Financing Transactions on December 28, 2011, the Company entered into the Senior Secured Credit Facilities, consisting of a $375.0 million Term Loan, and a $100.0 million Revolving Facility, and issued $190.0 million of Senior Notes. The Financing Transactions resulted in debt issuance costs. Amortization of $4.1 million was charged to interest expense during the fiscal 2012 related to these costs. Additionally, the Company had unamortized debt issuance costs related to the Financing Transactions of $20.0 million at December 25, 2012.
Stock Based Compensation. In connection with the Acquisition, the Purchaser established a new stock option plan (the “Plan”) which governs, among other things, the grant of options with respect to the common stock of the Purchaser.
Under the Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of the Purchaser (which represents 10% of the outstanding shares of common stock of the Purchaser as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Purchaser. Currently 80% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders' continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed.

Recent Accounting Pronouncements. In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires reporting of all non-owner changes in stockholders' equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the reclassification requirement within the new standard was indefinitely deferred. ASU 2011-05 was effective for the Company in the first quarter of fiscal 2012 and applied retrospectively. All necessary disclosures have been complied with in this Form 10-K and the provisions of ASU 2011-05 did not have an effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. All necessary disclosures have been complied with in this Form 10-K and the provisions of ASU 2011-08 did not have an effect on the financial position, results of operations or cash flows of the Company.
In December 2011, the FASB issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption will have a significant impact on our consolidated financial statements.
Reclassifications. Certain reclassifications have been made to the Consolidated Statements of Cash Flows to conform to current year reporting.

Note 4 –Facilities and Equipment
Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 25, 2012	December 27, 2011
Land		$5,435	$4,415
Buildings and leasehold/land improvements	5-40 years	75,341	125,091
Furniture and equipment	3-10 years	94,822	143,872
Construction in progress		7,150	2,159
		182,748	275,537
Less accumulated depreciation and amortization		(39,123)	(143,793)
Net facilities and equipment		$143,625	$131,744
Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $40.2 million, $33.0 million and $34.6 million in fiscal 2012, 2011 and 2010, respectively.
Note 5 – Goodwill and Other Intangible Assets
Changes in goodwill for the fiscal year 2012 are summarized below (in thousands):

Balance at December 27, 2011	$191,701
Purchase accounting adjustment	(191,701)
Allocation of purchase price, net of taxes	196,617
Purchase accounting adjustment for impact of deferred income taxes	92,829
Acquisition of business assets	1,056
Balance December 25, 2012	$290,502
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	41
Favorable leasehold interests	15
Unfavorable leasehold interests	9
Intangible assets subject to amortization are summarized below (in thousands):

	December 25, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,169	$(15,535)	$622,634
Unfavorable leasehold interests, net	(4,640)	1,469	(3,171)
	$633,529	$(14,066)	$619,463

	December 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$440,637	$(50,527)	$390,110
Favorable leasehold interests, net	6,013	(1,842)	4,171
	$446,650	$(52,369)	$394,281
Annual amortization during the next five fiscal years is expected to be as follows: $14.4 million for fiscal 2013; $14.6 million in each of the years for fiscal 2014 through 2016; and $14.9 million for fiscal 2017.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 25, 2012	December 27, 2011
Payroll and vacation	18,020	18,383
Accrued payroll taxes	4,534	3,787
Accrued transaction costs	—	12,995
Sales tax payable	4,959	4,743
Accrued litigation expenses	—	8,000
Other	18,796	14,985
	46,309	62,893
Note 7 – Debt
The Company’s debt consisted of the following (in thousands):

	December 25, 2012	December 27, 2011
Term Loan	$368,125	$—
Senior Notes	190,000	—
Revolving Facility ($100 million) (1)	—	—
Old Term Loan	—	197,700
Old Senior Subordinated Notes	—	175,000
Old Revolving Facility ($75 million) (1)	—	—
	558,125	372,700
Less current portion	—	13,540
	$558,125	$359,160

(1)
At December 25, 2012, the Company had $81.1 million of borrowing capacity available under its Revolving Facility, net of $18.9 million of outstanding letters of credit and at December 27, 2011, the Company had $57.3 million of borrowing capacity available under its Old Revolving Facility, net of $17.7 million of outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended:
2013	$—
2014	2,500
2015	3,750
2016	3,750
2017	3,750
Thereafter	544,375
$558,125

The Company’s Senior Secured Credit Facilities were entered into as part of the Financing Transactions on December 28, 2011 and consist of a $100.0 million Revolving Facility and a $375.0 million Term Loan. Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $18.9 million were issued at December 25, 2012. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2017.

On March 28, 2012, the Company refinanced the Term Loan. This refinancing lowered the spread over LIBOR to 4.00% from 5.25% on the Term Loan borrowings, and lowered the Term Loan LIBOR floor to 1.25% from 1.50%.  No other changes were made to the Senior Secured Credit Facilities in this refinancing. For this refinancing, the Company paid a soft call premium of $3.8 million in accordance with the terms of the Senior Secured Credit Facilities plus related expenses of approximately $1.1 million to effectuate the refinancing. Based on the terms of this transaction, $3.2 million of these costs were capitalized as debt issuance costs and will be amortized over the term of the related debt. The remaining $1.7 million was recorded as debt extinguishment expense during the second quarter of 2012. Additionally, related debt issuance costs of approximately $3.4 million were written off to debt extinguishment expense during the second quarter of fiscal 2012.
On November 21, 2012, the Company refinanced the Revolving Facility and for a second time, the Term Loan. The second refinancing lowered the spread over LIBOR to 3.25% from 4.00% on the Term Loan borrowings. The refinancing also lowered the spread for LIBOR or base rate loans by 1.75% and extended the termination date by one year for the Revolving Facility. At December 25, 2012, the rate for the Revolving Facility under the credit agreement for the Senior Secured Credit Facilities was the prevailing LIBOR rate plus the margin of 3.25% in the case of a LIBOR loan or the base rate (as defined) plus the margin of 2.25% in the case of a base rate loan. No other material changes were made to the Senior Secured Credit Facilities in the second refinancing. The Company paid a soft call premium of $3.7 million in accordance with the terms of the Senior Secured Credit Facilities plus transaction related expenses of approximately $0.9 million to effectuate the second refinancing. Based on the terms of this transaction, $2.6 million of these costs was capitalized as debt issuance costs and will be amortized over the term of the related debt. The remaining $2.0 million was recorded as debt extinguishment expense during the fourth quarter of 2012. Additionally, related debt issuance costs of approximately $7.1 million were written off to debt extinguishment expense during the fourth quarter of fiscal 2012.
The principal amount of the Term Loan amortizes in equal quarterly installments of $937,500 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. These quarterly installments may be reduced as a result of any voluntary or required prepayments made by the Company, with any such reductions applied in accordance with the terms of the credit agreement for the Senior Secured Credit Facilities. Prior to the November 21, 2012 refinancing the Company made a voluntary prepayment of $5.0 million on the Term Loan which eliminated the quarterly principal payment for fiscal 2013 and a portion of the first quarter payment for 2014. The Term Loan note is secured by substantially all of the Company's assets and is due December 28, 2018. The combined weighted average interest rate for the Term Loan was 4.50% per annum at December 25, 2012.
The Senior Notes bear interest at the rate of 10.50% payable semi-annually in arrears on January 15 and July 15 until maturity of the Senior Notes on December 28, 2020. These Senior Notes are unsecured. The Senior Notes may be redeemed at any time prior to January 15, 2016 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus a premium equal to the greater of (i) 1.00% of such amount or (ii) the excess of the present value of the redemption price payable for redemption as of January 15, 2016 and the interest payments through such date over the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest as of the date of redemption. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.
The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 25, 2012, the Company was in compliance with all of its debt covenants.
Based upon the amount of excess cash flow generated during fiscal 2012 and the Company’s leverage at fiscal 2012 year end, each of which is defined in the credit agreement governing the Term Loan, the Company is required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. In conjunction with the November 2012 refinancing of the Senior Secured Credit Facilities, the Company made a voluntary prepayment of $5.0 million which combined with the Company's leverage ratio at year-end resulted in no excess cash flow payment due 95 days after the end of fiscal 2012.
Note 8 – Fair Value Measurements
Fair value measurements enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:
Level 1: Unadjusted quoted prices available in active markets for identical assets or liabilities.
Level 2: Pricing inputs, other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. These inputs are frequently utilized in pricing models, discounted cash flow techniques and other widely accepted valuation methodologies.
Level 3: Unobservable inputs that are not corroborated by market data, which requires the Company to develop its own assumptions.
The following tables summarize the carrying amounts and fair values of certain assets at December 25, 2012 and December 27, 2011, (in thousands):

	December 25, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$5,833	$3,144	$2,689	$—
Fixed income(1)	4,624	369	4,255	—
Money market fund(2)	17,339	—	17,339	—

	December 27, 2011
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$5,974	$2,517	$3,457	$—
Fixed income(1)	4,449	461	3,988	—
Money market fund(2)	67,563	—	67,563	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
The money market fund is short-term in nature and is classified in cash and cash equivalents on the Consolidated Balance Sheets. It is valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	December 25, 2012	December 27, 2011
Term Loan	$369,966	$—
Senior Notes	218,500	—
Old Term Loan	—	197,700
Senior Subordinated Notes	—	179,156
	$588,466	$376,856
Carrying value	$558,125	$372,700
The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.
Note 9 – Income Taxes
The provision (benefit) for income taxes for the fiscal years ended December 25, 2012, December 27, 2011 and December 28, 2010 consisted of the following (in thousands):

	December 25, 2012	December 27, 2011	December 28, 2010
Current:
Federal	$(597)	$2,446	$790
State	88	2,471	1,925
Deferred:
Federal	2,179	(7,015)	2,859
State	617	(1,405)	91
Income tax expense (benefit)	$2,287	$(3,503)	$5,665
Items of reconciliation to the statutory rate:

	December 25, 2012	December 27, 2011	December 28, 2010
Tax computed at U.S. federal statutory rate	$6,058	$421	$9,496
State and local income taxes (net of federal benefit)	675	(223)	971
Tax credits	(3,303)	(5,211)	(3,065)
Charitable contributions	(827)	(654)	(457)
Non-deductible transaction expenses	—	1,335	—
Uncertain tax position (release) accrual	(444)	622	(1,102)
Change in deferred tax rate	—	185	—
Other	128	22	(178)
Income tax (benefit) expense	$2,287	$(3,503)	$5,665

During 2012, the Company generated $5.0 million of employment-related tax credits from continuing operations compared to $7.7 million in 2011 and $5.0 million in 2010.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 25, 2012	December 27, 2011
Assets:
Insurance reserves	$9,078	$8,139
Deferred gains	769	1,553
Profit sharing and vacation	6,833	6,359
Uncertain tax position benefit	783	3,299
General business credit carryforwards	13,450	964
Other	6,493	6,113
Unfavorable leasehold interests	4,933	—
Transaction costs	82	9,077
Total deferred tax assets	42,421	35,504
Liabilities:
Depreciation and amortization	(232,661)	(140,594)
Debt refinancing	(4,294)	—
Favorable leasehold interests	(3,564)	—
Other	(2,747)	(2,275)
Total deferred tax liabilities	(243,266)	(142,869)
Net deferred tax liability	$(200,845)	$(107,365)

Current asset	$17,445	$16,369
Non-current liability	$(218,290)	$(123,734)
The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company allocates taxes between it and the parent company utilizing the separate return method.

The liability for uncertain tax positions was $4.6 million as of December 25, 2012, was considered long term and was included in other deferred items in the Consolidated Balance Sheets. The $4.6 million liability includes $1.4 million for interest and penalties. Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Income. The Company recorded a deferred tax asset related to total state tax exposures of $0.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

	December 25, 2012	December 27, 2011	December 28, 2010
Beginning balance	$9,527	$9,049	$9,799
Purchase accounting adjustments	(6,682)	—	—
Additions based on tax positions related to the current year	2,439	64	42
Lapse of applicable statute of limitations	(895)	(50)	(1,682)
Additional interest / penalties accrued	218	634	890
Adjustments to prior year positions	$—	$(170)	$—
Ending balance	$4,607	$9,527	$9,049

The net impact on the effective tax rate from the release of the unrecognized tax benefits would be $1.4 million including consideration of the indirect tax benefits established with regard to such reserves. The Company has a liability established with regard to uncertain areas of tax law that could be released in the next 12 months, to the extent the statute of limitations with regard to this item expires.
The Company files income tax returns in the U.S. and various state jurisdictions. As of December 25, 2012, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2009-2011 tax years. The Company is also subject to examination in various state jurisdictions for the 2005-2011 tax years, none of which was individually material.
At December 25, 2012, the Company had U.S. general business credit carryforwards of $13.5 million which begin expiring in 2030. The Company also had state net operating loss carryforwards of $1.2 million which begin expiring in 2025.
Note 10 – Derivative Financial Instruments
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
During fiscal 2012, there was no ineffectiveness related to the cash flow hedge.
Note 11 – Commitments and Contingencies
The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company's leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiation, however the table below does not include amounts related to unexercised lease renewal option periods. Future minimum lease payments, including non-operating assets, at December 25, 2012 consisted of the following (in thousands):

Fiscal year
2013	47,656
2014	43,450
2015	37,786
2016	30,916
2017	21,822
Thereafter	61,725
Total minimum lease commitments(1)	243,355
_____________________
(1) Minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.6 million.
The Company's rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	Fiscal years ended
	December 25, 2012	December 27, 2011	December 28, 2010
Minimum rents	$51,360	$49,966	$49,919
Contingent rents	1,285	1,274	1,344
	$52,645	$51,240	$51,263
Under the Company's franchise agreements, the Company is required to rebuild a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $13.4 million over the remaining three years to meet this requirement. As part of the location franchise agreements entered into as a result of the various acquisitions of Pizza Hut units from PHI, the Company is required to complete certain major asset actions extending through February 2022 and expects to incur approximately $8.8 million over the next 10 years to meet these requirements.
Concurrently with the closing of the Acquisition, certain members of management purchased common stock of NPC Holdings for $4.1 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal year 2012, the common stock held by management has a combined value of approximately $4.1 million to $7.7 million.
Upon completion of the 2012 Transaction, the Company entered into an advisory agreement with Olympus. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. See Note 14 - Transactions with Sponsors.
Note 12 – Insurance Reserves
The Company operates with a significant self-insured retention of expected losses under its workers' compensation, employee medical, general liability, auto, and non-owned auto programs up to certain individual and aggregate reinsurance levels. Losses are accrued based upon the Company's estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported using certain third-party actuarial projections and the Company's claims loss experience. The estimated insurance claims losses could vary significantly should the frequency or ultimate cost of the claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. In the event the Company's insurance carriers are unable to pay claims submitted to them, the Company would record a liability for such estimated payments expected to be incurred.

The Company recorded estimated liabilities for claims loss reserves of $26.1 million and $23.7 million at December 25, 2012 and December 27, 2011, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $8.5 million and $8.4 million at December 25, 2012 and December 27, 2011, respectively.
Note 13 – Stock-based Compensation and Employee Benefit Plans
In connection with the Acquisition, the Purchaser established a new stock option plan the “Plan,” which governs, among other things, the grant of options with respect to the common stock of the Purchaser. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Purchaser; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Purchaser as well as the Company.
The following table summarized stock option activity under the Plan during the 52 weeks ended December 25, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 27, 2011	—	$—
Granted	245,914	130
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 25, 2012	245,914	$137	9.0
Exercisable at December 25, 2012	49,183	$—	—
Under the Purchaser’s Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of the Purchaser (which represents 10% of the outstanding shares of common stock of the Purchaser as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Purchaser. Currently 80% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 25, 2012, there were 15,555 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

As of December 25, 2012
Series 1 Options	196,731
Series 2 Options	49,183
Total options granted	245,914
Total options exercisable	49,183
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
The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the Plan, any portion of an option that was vested on the date of the termination of the option holder’s employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of Purchaser, upon the termination of an employee stockholder’s employment or engagement with the Company for any reason, the Purchaser is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value. The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to the Purchaser upon such time a triggering event should occur that would require a repurchase of outstanding shares.
As of December 25, 2012, no options had been exercised by management. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Purchaser and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Purchaser sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder's employment is terminated by the Company without cause or by the holder with good reason in certain situations ("Good Leaver Scenario") or upon a Purchaser sale transaction. A Good Leaver Scenario is achieved when an event in the Company's control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Purchaser sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of December 25, 2012, the Company has recorded no compensation expense for options granted during 2012.
The Company has benefit plans that include: a) a qualified retirement plan, b) a non-qualified Deferred Compensation Plan, and c) a non-qualified Profit Sharing Plan (“POWR Plan”). The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.8 million, $0.8 million and $0.0 million during fiscal years 2012, 2011 and 2010, respectively. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company's Board of Directors each year. Under this plan, the Company accrued $1.7 million for fiscal 2012, $0.8 million for fiscal 2011 and $1.1 million for fiscal 2010, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $10.4 million for both fiscal years ended December 25, 2012 and December 27, 2011, respectively.
Note 14 – Related Party Transactions
Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor pursuant to which the Sponsor received on the closing date a transaction fee of $7.6 million in cash in connection with the Transactions which was recorded as a reduction of the $235.3 million of proceeds received from the issuance of common shares in the successor period. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company paid $0.8 million to Sponsor for the fee during the fiscal year ended 2012.
For the predecessor period prior to the Transactions, the Company had the following related party transactions:
MLGPE Advisory Agreement. Upon completion of the 2006 Transaction, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates will provide advisory services to the Company. Under the agreement MLGPE or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company's behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during each of the fiscal years ended 2011 and 2010.

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2011 the Company paid Bank of America Merchant Services, affiliate of BOA, $0.3 million for credit card processing services.

Bank of America, N.A. In December 2009, the Company opened a money market account with BOA to invest any excess cash balances on hand. As of December 27, 2011, the Company had $67.6 million invested in this account.

Participation in Senior Secured Credit Facility. BOA and Merrill Lynch Capital Corporation (“MLCC”), an affiliate of MLGPE, were active participants in the Company's Senior Secured Credit Facility. As of December 27, 2011, BOA held $1.7 million, or 1.0%, of the term loan notes outstanding and $12.5 million, or 16.7%, of the revolving credit facility. MLCC held $7.5 million, or 10.0%, of the revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of December 27, 2011.
Note 15 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPC Operating Company A, Inc. (“NPC Op Co A”) and NPC Operating Company B, Inc. (“NPC Op Co B”) do not have any assets, operations or cash flows and are 100% owned by NPC. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 25, 2012 and December 27, 2011, and for each of the 52-week periods ended December 25, 2012, December 27, 2011 and December 28, 2010 (in thousands):
Condensed Consolidating Statements of Income

	Successor
	52 Weeks Ended December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,048,923	$—	$—	$—	$1,048,923
Total costs and expenses	—	970,698	—	—	—	970,698
Operating income	—	78,225	—	—	—	78,225
Interest expense	—	46,691	—	—	—	46,691
Loss on debt extinguishment	—	14,227			—	14,227
Equity in net income of subsidiary	15,020	—	—	—	(15,020)	—
Income before income taxes	15,020	17,307	—	—	(15,020)	17,307
Income tax expense	—	2,287	—	—	—	2,287
Net income	$15,020	$15,020	$—	$—	$(15,020)	$15,020

	Predecessor
	52 Weeks Ended December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$980,973	$—	$—	$—	$980,973
Total costs and expenses	—	954,569	—	—	—	954,569
Operating income	—	26,404	—	—	—	26,404
Interest expense	—	25,201	—	—	—	25,201
Equity in net income of subsidiary	4,706	—	—	—	(4,706)	—
Income before income taxes	4,706	1,203	—	—	(4,706)	1,203
Income tax benefit	—	(3,503)	—	—	—	(3,503)
Net income	$4,706	$4,706	$—	$—	$(4,706)	$4,706

	Predecessor
	52 Weeks Ended December 28, 2010
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$978,284	$—	$—	$—	$978,284
Total costs and expenses	—	921,872	—	—	—	921,872
Operating income	—	56,412	—	—	—	56,412
Interest expense	—	29,283	—	—	—	29,283
Equity in net income of subsidiary	21,464	—	—	—	(21,464)	—
Income before income taxes	21,464	27,129	—	—	(21,464)	27,129
Income tax benefit	—	5,665	—	—	—	5,665
Net income	21,464	21,464	$—	$—	(21,464)	21,464

Condensed Consolidating Balance Sheet

	Successor
	December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$68,786	$—	$—	$—	$68,786
Facilities and equipment, net	—	143,625	—	—	—	143,625
Franchise rights, net	—	622,634	—	—	—	622,634
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	235,471	—	—	—	(235,471)	—
Other assets, net	—	44,235	—	—	—	44,235
Total assets	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782
Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$89,743	$—	$—	$—	$89,743
Current portion of long-term debt	—	—	—	—	—	—
Long-term debt	—	558,125	—	—	—	558,125
Other liabilities and deferred items	—	68,153	—	—	—	68,153
Deferred income taxes	—	218,290	—	—	—	218,290
Member’s equity	235,471	235,471	—	—	(235,471)	235,471
Total liabilities and member’s equity	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782

	Predecessor
	December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$113,499	$—	$—	$—	$113,499
Facilities and equipment, net	—	131,744	—	—	—	131,744
Franchise rights, net	—	390,110	—	—	—	390,110
Goodwill	—	191,701	—	—	—	191,701
Investment in subsidiary	201,460	—	—	—	(201,460)	—
Other assets, net	—	21,674	—	—	—	21,674
Total assets	$201,460	$848,728	$—	$—	$(201,460)	$848,728
Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$102,852	$—	$—	$—	$102,852
Current portion of long-term debt	—	13,540	—	—	—	13,540
Long-term debt	—	359,160	—	—	—	359,160
Other liabilities and deferred items	—	47,982	—	—	—	47,982
Member’s equity subject to redemption	3,250	—	—	—	—	3,250
Deferred income taxes	—	123,734	—	—	—	123,734
Member’s equity	198,210	201,460	—	—	(201,460)	198,210
Total liabilities and member’s equity	$201,460	$848,728	$—	$—	$(201,460)	$848,728

Condensed Consolidating Statements of Cash Flows

	Successor
	52 Weeks Ended December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$70,418	$—	$—	$—	$70,418
Investing activities:
Capital expenditures	—	(40,464)	—	—	—	(40,464)
Purchase of the stock of the Company	(216,635)	(431,540)	—	—	216,635	(431,540)
Purchase of business assets, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from disposition of assets	—	240	—	—	—	240
Net cash flows used in investing activities	(216,635)	(491,135)	—	—	216,635	(491,135)
Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Payments on term bank facilities	—	(6,875)				(6,875)
Debt issue costs	—	(34,614)	—	—	—	(34,614)
Proceeds from sale-leaseback transactions	—	1,006				1,006
Interest rate derivative	—	(636)	—	—	—	(636)
Net cash provided by financing activities	216,635	367,816	—	—	(216,635)	367,816
Net change in cash and cash equivalents	—	(52,901)	—	—	—	(52,901)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394
Ending cash and cash equivalents	$—	$25,493	$—	$—	$—	$25,493

	Predecessor
	52 Weeks Ended December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$86,201	$—	$—	$—	$86,201
Investing activities:
Capital expenditures	—	(23,775)	—	—	—	(23,775)
Proceeds from disposition of assets	—	993	—	—	—	993
Net cash flows used in investing activities	—	(22,782)	—	—	—	(22,782)
Financing activities:
Payments on term bank facilities	—	(29,670)	—	—	—	(29,670)
Proceeds from sale-leaseback transactions	—	486	—	—	—	486
Net cash provided by financing activities	—	(29,184)	—	—	—	(29,184)
Net change in cash and cash equivalents	—	34,235	—	—	—	34,235
Beginning cash and cash equivalents	—	44,159	—	—	—	44,159
Ending cash and cash equivalents	$—	$78,394	$—	$—	$—	$78,394

	Predecessor
	52 Weeks Ended December 28, 2010
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$76,178	$—	$—	$—	$76,178
Investing activities:
Capital expenditures	—	(18,331)	—	—	—	(18,331)
Proceeds from disposition of assets	—	2,118	—	—	—	2,118
Net cash flows used in investing activities	—	(16,213)	—	—	—	(16,213)
Financing activities:
Payments on term bank facilities	—	(31,340)	—	—	—	(31,340)
Proceeds from sale-leaseback transactions	—	865	—	—	—	865
Net cash provided by financing activities	—	(30,475)	—	—	—	(30,475)
Net change in cash and cash equivalents	—	29,490	—	—	—	29,490
Beginning cash and cash equivalents	—	14,669	—	—	—	14,669
Ending cash and cash equivalents	$—	$44,159	$—	$—	$—	$44,159

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Form 10-K for fiscal 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting.
The Company was not required to file an annual report with the SEC for fiscal 2011 pursuant to section 13(a) or 15(d) of the Exchange Act, and did not file an annual report with the SEC for such fiscal year. Consequently, this Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly reporting companies.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
The Company has appointed Jason Poenitske, age 39, to serve as the Company's Chief Accounting Officer effective immediately following the filing of this Annual Report on Form 10-K. Prior to his appointment, Mr. Poenitske served as Vice President of Finance at Vatterott Educational Centers from 2011-2012 and served as Vice President and Controller of Central Parking Corporation, a provider of parking services, from 2003-2011. He began his career as an auditor with Deloitte and Touche, LLP. Mr. Poenitske is a certified public accountant and earned his B.S. in Accounting from Western Kentucky University in 1996. Mr. Poenitske will receive a salary and other benefits similar to those provided to other similarly situated employees of the Company.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant.
MANAGEMENT
The following table sets forth certain information with respect to our directors and executive officers as of March 1, 2013.

Name	Age	Position
Paul A. Rubin	50	Director
Robert Morris	58	Director
Louis J. Mischianti	53	Director
Evan Eason	38	Director
Charles W. Peffer	65	Director
James K. Schwartz	51	Chairman, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	50	Executive Vice President-Finance and Chief Financial Officer
D. Blayne Vaughn	56	Senior Vice President-Head of Operations
Linda L. Sheedy	44	Senior Vice President of Marketing
Lavonne K. Walbert	49	Senior Vice President of People Leadership
Michael J. Woods	51	Vice President of Information Technology
Kirby W. Mynier	55	Territory Vice President-East
Tracy A. Armentrout	52	Territory Vice President-West
Thomas D. White	53	Territory Vice President-South
Paul A. Rubin became a director upon the closing of the Acquisition. Mr. Rubin has been with Olympus since 1995 and became a Partner in 1996. Prior to joining Olympus, Mr. Rubin served as a Vice President of Summit Partners from 1990 to 1995 where he was responsible for buyouts and growth company investments. Mr. Rubin received a B.S. from Tufts University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Rubin's qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Robert Morris became a director upon the closing of the Acquisition. Mr. Morris founded Olympus in 1988 and serves as its Managing Partner. From 1978 to 1988, Mr. Morris held a variety of management positions in various manufacturing and financial services businesses at General Electric Corporation, the last of which was Senior Vice President of General Electric Investment Corporation, where he managed General Electric Pension Trust's $1.6 billion private equity portfolio. Mr. Morris is a Trustee of Hamilton College and serves on the Board of Directors of Hamilton College, Chairman Emeritus of the Board of The Waterside School, and heads The Polio Foundation's research efforts in regeneration medicine. Mr. Morris received an A.B. from Hamilton College and an M.B.A. from the Amos Tuck School of Business at Dartmouth College. Mr. Morris's qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Louis Mischianti became a director on January 18, 2012. Mr. Mischianti joined Olympus as a Partner in 1994. Mr. Mischianti serves as a director of several Olympus portfolio companies. Mr. Mischianti received an A.B. from Yale University. Mr. Mischianti's qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Evan Eason became a director upon the closing of the Acquisition. Mr. Eason has been with Olympus since 2006 where he is a Partner. Prior thereto, Mr. Eason served as a Vice President at American Capital where he focused on leveraged buyouts and financings of middle market companies. Prior thereto, Mr. Eason worked as an Associate at FdG Associates, a middle market private equity firm, and as an investment banker and equity research analyst at Montgomery Securities. Mr. Eason received an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Eason's qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.

Charles W. Peffer became a director on January 18, 2012. Mr. Peffer initially became a director upon closing of the 2006 Transaction but resigned from our Board upon the closing of the Acquisition. Mr. Peffer was a partner in KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP's Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of six funds with approximately $1.7 billion in assets, Garmin Ltd, a S&P 500 and NASDAQ 100 company in the technology and consumer electronics industries, and Sensata Technologies Holding N.V., a global industrial technology company specializing in sensors and controls. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University. Mr. Peffer's qualification to serve on the Board is based on his expertise and experience in financial and accounting matters, his knowledge of NPC's business and its industry gained while previously serving as lead outside auditor for NPC and while subsequently serving as a director of NPC, the fact that he qualifies as an independent director under the standards of the NASDAQ Global Market, and that he possesses the qualifications and experience needed to constitute an Audit Committee Financial Expert.
James K. Schwartz joined us in 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in 2004. Upon the 2006 Transaction, he was given the additional responsibility of Chairman of the Board of Directors. Mr. Schwartz is a Director of the Unified Foodservice Purchasing Co-op Board and served as its Chairman since 2004. He is actively involved in the Pizza Hut system and is serving on the International Pizza Hut Franchise Holder's Association board of directors (3rd term), and the Pizza Hut Advertising Committee. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. Mr. Schwartz is a certified public accountant and earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984. Mr. Schwartz's qualification to serve on the Board is based on his extensive knowledge of NPC's business and its industry, his management and financial experience and his proven track record of effective leadership of NPC's business.
Troy D. Cook joined us in 1995 as Vice President Finance and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in 2007. Mr. Cook is a member of the UFPC cheese task force. Mr. Cook is a certified public accountant and earned his B.S. in Accounting and Business Administration from the University of Kansas in 1985.
D. Blayne Vaughn joined us in 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In 1997 he was promoted to Vice President of Pizza Hut operations for the Western Division and in 2003, Mr. Vaughn became Vice President Operations for the Northern Territory. In 2007, he was promoted to Senior Vice President of Operations of the Northern Territory and to his current position of Senior Vice President Head of Operations in 2008. Mr. Vaughn serves on the PHI System Restaurant Readiness Team Committee. Mr. Vaughn has over thirty-six years of experience in the food service industry.
Linda L. Sheedy joined us in 1998 as Vice President Marketing and was promoted to Senior Vice President of Marketing in 2011. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Mrs. Sheedy has twenty-two years of marketing experience, with twenty of those years in the food service industry. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990.

Lavonne K. Walbert joined us in 1999 as Vice President Human Resources and was promoted to Senior Vice President of People Leadership in 2011. Ms. Walbert serves on various PHI system committees. She is Chairman of the People Capability and Training Committee and is a member of the Government and Political Affairs Committee. Ms. Walbert has twenty-four years of human resources experience in the sales and services industry. Ms. Walbert earned her B.S. in Human Resources Management from the University of Kansas in 1986 and an M.B.A. from Rockhurst in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.
Michael J. Woods joined us in 2003 as Chief Information Officer (CIO). Mr. Woods holds an Associate of Arts Degree from the University of Maryland and served in the United States Army from 1981 through 1985.
Kirby W. Mynier joined NPC in 2002 as a Region Manager and then to his current position as Vice President for the Eastern Territory in 2008. Mr. Mynier has thirty-four years of experience in the food service industry. Mr. Mynier has a B.S. from Conrad Hilton School of Hotel/Restaurant Management, University of Houston and an M.B.A. in Accounting and Finance from the University of Texas.
Tracy A. Armentrout joined us in 2000 as an Area General Manager as a result of an acquisition of units from PHI. He was promoted to Regional Manager in 2004 and then to his current position as Vice President for the Western Territory in 2008.

Mr. Armentrout serves on the PHI CHAMPS advisory board. He has over thirty years of experience in the food service industry. Mr. Armentrout earned his B.S. in Criminal Justice and Law Enforcement from Northeast Missouri State in 1983.
Thomas D. White joined us in 2008 as Vice President-Southern Territory. Prior to joining us, he was Regional Vice President of Jack in the Box from 1997 to 2008 with accountability for 179 units where he developed numerous operations improvements in retention and training. Mr. White has over twenty-five years in the food service and retail industry and earned a B.S. in Business Administration from the University of Rhode Island in 1981.

Item 11.     Executive Compensation.
Compensation Discussion and Analysis
Background of Compensation Program
On May 3, 2006, all of NPC's outstanding stock was acquired by Holdings, which was then controlled by BAML Capital Partners, or “BAML,” (formerly Merrill Lynch Global Private Equity) and its affiliates (the “2006 Transaction”). On November 6, 2011, Purchaser, an entity formed by Olympus, entered into the Purchase Agreement, pursuant to which Purchaser acquired all of the outstanding membership interests of Holdings, which owns all of the outstanding capital stock of NPC (the “Acquisition”). The closing of the Acquisition occurred on December 28, 2011.
The term “Named Executive Officer” used in this discussion refers to James Schwartz, our Chairman, President, Chief Executive Officer and Chief Operating Officer, Troy Cook, our Executive Vice President - Finance and Chief Financial Officer, and our three other most highly compensated executive officers during fiscal 2012. These other Named Executive Officers include Blayne Vaughn, Senior Vice President - Head of Operations, Lavonne K. Walbert, Senior Vice President - People Leadership and Linda Sheedy, Senior Vice President-Marketing.
After the 2006 Transaction and prior to the Acquisition in 2011, our Compensation Committee consisted of Board members affiliated with BAML and non-employer directors (the "Prior Compensation Committee"). After the Acquisition in 2011, our Compensation Committee has consisted of Board members who are affiliated with Purchaser (the "New Compensation Committee"). The following discussion of our compensation philosophy and policies reflects the views of our Prior Compensation Committee as modified for fiscal 2012 by the New Compensation Committee. Under its Charter, the Compensation Committee determines the amount and elements of compensation of our Chief Executive Officer, subject to ratification by the NPC Board of Directors, and recommends to the NPC Board of Directors, the amount and elements of compensation of our other executive officers. Because all of our executives are employed by NPC, we maintain our Compensation Committee at NPC, which has the same directors as Holdings.
In conjunction with the Acquisition, the Amended and Restated Agreements with Mr. Schwartz and Mr. Cook were subsequently amended on November 4, 2011, to be effective upon, and conditioned upon the closing of, the Acquisition, which occurred on the first day of fiscal 2012 (collectively, the “2012 Amended and Restated Agreements”). The terms of the 2012 Amended and Restated Agreements were negotiated at arm's length by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Purchaser and its counsel, on the other hand. The 2012 Amended and Restated Agreements include a term of three years from the effective date of the 2012 Amended and Restated Agreement with successive two year renewal periods. Based on the terms of the 2012 Amended and Restated Agreements, the New Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their former respective employment agreements.
Compensation Philosophy and Objectives
The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by NPC, and which aligns executives' interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program, in order to ensure that NPC maximizes financial performance within an appropriate risk tolerance, maintains its ability to attract, motivate and retain highly qualified and highly performing employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes that the compensation packages provided by NPC to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance. Such performance is measured against established goals, except in those rare instances where the Compensation Committee, in its business judgment, determines that a discretionary retrospective view of performance is warranted.
In order to ensure that the compensation program is structured to remain competitive, the Compensation Committee reviews and takes into account competitive compensation data gathered by the Senior Vice President - People Leadership regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions.
To set individual executive officer compensation levels and incentives for fiscal 2012, the New Compensation Committee relied in part upon the analysis performed by the Hay Group, an independent consulting firm, for fiscal 2011 and took into consideration additional information regarding Company and individual performance that developed during the year. The Prior Compensation Committee engaged the Hay Group for fiscal 2011 to conduct a competitive market analysis for the top six executive positions at NPC. The Hay Group analysis focused on the elements of total direct compensation (i.e., base salary, bonus and long-term incentives) and did not include health and welfare benefits or deferred compensation/retirement benefits (e.g., POWR Plan/Deferred Compensation Plan) offered to NPC's executives. Individual executive officer compensation levels and incentives were compared to a peer group of restaurant and retail companies, which included the following “Peer Companies” selected by the Hay Group based upon size and industry relative to the Company: Bob Evans Farms, Boddie-Noell Enterprises, Boston Market, Buffalo Wild Wings, Buffets, Carrols Restaurant Group, Cato Corporation, CEC Entertainment, Checkers Drive-In Restaurants, Chipotle Mexican Grill, Einstein Noah Restaurant Group, Hibbett Sports, Hot Topic, Little Caesar, O'Charley's, Panda Restaurant Group, Red Robin, Ruby Tuesday, Tuesday Morning, Whataburger, and White Castle System.
In connection with awarding any element of the compensation program, the Compensation Committee reviews comprehensive tally sheets for each of the executive officers, which provide the amount of compensation to be received with respect to each element of compensation during the relevant time period. The Compensation Committee considers the competitiveness of each element of the compensation package, as well as the competitiveness of total cash compensation comparisons and total compensation comparisons. However, for competitive and retention reasons, the Compensation Committee believes it is desirable to retain flexibility and nimbleness and has therefore not adopted any policies regarding allocating between long-term and currently-paid-out compensation, or between cash and non-cash forms of compensation. The Compensation Committee reviews the alignment between executive compensation and performance on an annual basis and designs the compensation elements to ensure a balance of both short-term and long-term interests.
2012 Elements of Compensation
The principal components of compensation for the Named Executive Officers for the 2012 fiscal year are described below.
Annual Base Salary
Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salary of the Senior Vice President - Head of Operations, Senior Vice President - People Leadership and Senior Vice President - Marketing is recommended by the Chief Executive Officer to the Compensation Committee. Recommendations for salary include consideration of the following:

•	the level of salary needed to remain competitive with executives with similar positions by restaurant and retail companies with comparable dollar volume and numbers of units;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.
The annual base salaries for Mr. Schwartz and Mr. Cook were initially set for fiscal 2012 by the 2012 Amended and Restated Agreements negotiated with the Purchaser, with the New Compensation Committee to consider increases in base salary in the first quarter of 2012 for Mr. Schwartz and Mr. Cook under the terms of those agreements. In March 2012, the New Compensation Committee approved increases in base salary recommended by Mr. Schwartz for the other executives of the Company based upon individual and Company performance. The increase to base salary for these executives for 2012 was 3%. The New Compensation Committee also approved an increase in base salary of 3% for Mr. Schwartz, which Mr. Schwartz declined as a result due to the limited period during which the new equity owners of the Company had been able to evaluate his performance.
Bonus and Performance-Based Cash Incentive Compensation
Annual cash incentive compensation is designed to motivate and reward executive officers for their contributions. This objective is accomplished by making a large portion of cash compensation dependent upon our financial performance and additional specific performance measures related to their particular responsibilities.
We believe that growth in Adjusted EBITDA is the measure of financial performance that best reflects the increase in stockholder value. “Adjusted EBITDA” for an applicable fiscal year means the consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses, transaction costs incurred for acquisitions (expensed in accordance with ASC 805), non-cash equity based compensation (expensed in accordance with ASC 718), and an add back of the annual Olympus management fee of NPC and its subsidiaries on a consolidated basis for that fiscal year. Under the 2012 Amended and Restated Employment Agreements, Adjusted EBITDA will be adjusted as determined in good faith by the Board of NPC in consultation with the Chief Executive Officer and Chief Financial Officer of the Company. Adjusted EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance. In addition, Adjusted EBITDA is a performance measure that yields cash to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity. The Compensation Committee sets NPC's compensation structure to a broad set of performance measures that allows for growth and other objectives that are part of our strategic plan, which are further detailed below.
For fiscal 2012, based on the terms of the 2012 Amended and Restated Agreements, Mr. Schwartz was eligible to receive incentive cash compensation equal to up to 100% of his base salary and Mr. Cook was eligible to receive incentive cash compensation equal to up to 60% of his base salary. Each respective executive's annual cash incentive compensation was based upon (i) Adjusted EBITDA Target achieved (50% weight); (ii) Revenue Target achieved (20% weight); (iii) Free Cash Flow Target achieved (20% weight); and (iv) 10% weight based on certain company objectives achieved that were the collective result of Non-Adjusted EBITDA bonus objectives achieved by the executive management team for Mr. Schwartz, and based on the achievement of direct report departmental bonus objectives for Mr. Cook. Payouts for each of the above objectives, with the exception of the executive management team/departmental bonus, was determined as follows:

Target Bonus Payout Based on % Performance Target Achieved
Performance Target	(i) Adjusted EBITDA Target (50% weighting)	(ii) Revenue Target (20% weighting)	(iii) Free Cash Flow Target (20% weighting)
<90%	0%	0%	0%
90.0% - 94.99%	50% - 74.99%	50% - 74.99%	50% - 74.99%
95.0% - 99.99%	75% - 99.99%	75% - 99.99%	75% - 99.99%
100.0% - 104.99%	100% - 124.99%	100% - 124.99%	100% - 124.99%
105.0% - 109.99%	125% - 149.99%	125%	125%
>110%	150%	125%	125%

The amount of each Target Bonus Payout was defined in their respective employment agreements and generally provided for an incremental adjustment in the amount of bonus based on the difference between the actual Performance Target achieved and the Target for each objective.
The Performance Targets established for Mr. Schwartz and Mr. Cook maintained the primary focus on achievement of Adjusted EBITDA, which NPC believes is the measure of financial performance that best reflects the increase in stockholder value. Adjusted EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance and yields cash to pay down our debt more quickly. Therefore, consistent with prior years, this bonus objective was given the most significant weighting of all objectives established and was applied as the primary bonus objective for all executive officers. The Adjusted EBITDA Target for fiscal 2012 was $124.7 million. Mr. Schwartz and Mr. Cook both play a significant role in promoting organic and strategic external growth of NPC, as well as development of territories currently under operation. This type of development is best measured by growth in revenues achieved in a given year, which resulted in a Revenue Target assigned in the performance based compensation program. The Revenue Target for fiscal 2012 was $1,061.4 million. Mr. Schwartz and Mr. Cook also have considerable influence over the policy and spending decisions made by NPC in any fiscal year. In order to promote optimal use of cash flows derived from Adjusted EBITDA performance, a Free Cash Flow Target was established, which was intended to measure the strategic use of cash and improve our debt service coverage and financial covenant compliance. The Free Cash Flow Target for fiscal 2012 was $35.0 million, and was calculated as Adjusted EBITDA, less: (i) cash taxes, (ii) cash interest, and (iii) capital expenditures. As growth in revenues and free cash flow both have consequences that will significantly increase stockholder value, an equal weighting was applied to determine the incentive compensation paid to Mr. Schwartz and Mr. Cook for these bonus objectives in fiscal 2012. Finally, Mr. Schwartz and Mr. Cook also have responsibility for the various departments that report to them. Therefore, a bonus objective was established to ensure that each level of management is working together effectively to accomplish financial and other performance goals of NPC. As Mr. Schwartz and Mr. Cook have an oversight role and can less directly influence the goals achieved by other departments, this bonus objective was assigned a lower weighting in consideration of their entire performance based compensation program. The actual cash incentive compensation paid to Mr. Schwartz for each objective was: (i) $476,577; (ii) $131,769; (iii) $175,000; and, (iv) $0. Similarly, the actual cash incentive compensation paid to Mr. Cook for each objective was: (i) $197,752; (ii) $54,677; (iii) $72,615; and, (iv) $0.
A similar process was employed by the Compensation Committee with respect to the other Named Executive Officers. As noted above, we believe Adjusted EBITDA is the measure of financial performance that best reflects the increase in stockholder value, and as such will be assigned as the most heavily weighted bonus objective for all executive officers. However, it was determined that the remaining Named Executive Officers are less able to directly influence revenues and free cash flow achieved by NPC. Therefore, the Compensation Committee determined that bonus objectives tailored to achievement of key division/function initiatives applicable to the executive officers' respective responsibilities would best accomplish the financial and other performance goals of NPC, which are further detailed below.
Mr. Vaughn is responsible with operational oversight of each of our territories. For fiscal 2012, Mr. Vaughn was eligible to receive incentive cash compensation equal to up to 50% of his base salary, which was based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) improvement in customer satisfaction survey ratings (15% weight); (iii) retention of Restaurant General Managers (15% weight); and, (iv) enhancement of productivity metrics achieved (10% weight). The actual incentive cash compensation paid to Mr. Vaughn for each objective was: (i) $102,108; (ii) $10,211; (iii) $0; and (iv) $0.

Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2012, Ms. Walbert was eligible to receive incentive cash compensation equal to up to 40% of her base salary, which was based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) retention of personnel (15% weight); (iii) training certification of restaurant management and crew (15% weight) and, (iv) achievement of certain projects related to organizational leadership development (10% weight). The actual incentive cash compensation paid to Ms. Walbert for each objective was: (i) $59,483; (ii) $5,948; (iii) $5,948; and (iv) $5,948.
Ms. Sheedy is responsible for supervising our marketing and advertising programs, including working with IPHFHA and PHI to effectively execute system-wide promotions as well as local market initiatives. For fiscal 2012, Ms. Sheedy was eligible to receive incentive cash compensation equal to up to 40% of her base salary, which was based upon (i) Adjusted EBITDA Target achieved (60% weight); (ii) achievement of comparable store sales goals (20% weight); (iii) exceeding Delco Lite planned sales (10% weight); and (iv) improvement in online ordering (10% weight). The actual incentive cash compensation paid to Ms. Sheedy for each objective was: (i) $52,530; (ii) 0; (iii) $0; and (iv) $8,405.
Deferred Compensation and Retirement Plan
The Named Executive Officers are eligible to participate in our Deferred Compensation and Retirement Plan, or the “DCR Plan.” The objective of the DCR Plan is to provide deferred compensation and retirement income to a select group of management or highly compensated employees in years that such executives are not eligible to participate in the NPC International, Inc. Qualified Profit Sharing Plan (401(k) Plan). We believe that most of our peer companies and companies with which we compete for executive-level talent provide similar plans for their executives. The DCR Plan is designed to replicate many of the features available under a tax-qualified retirement plan, including salary deferral features and opportunities to receive employer matching and profit sharing benefits without the tax benefits of a qualified plan. However, due to the non-qualified nature of the plan, any contributions from executive officers or NPC may be subject to the claims of creditors in the event that such claims should be made.
The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match executive contributions up to 4% of the sum of the executive's salary and bonus compensation, which is contributed by NPC to the DCR plan on a quarterly basis. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon the NPC Board of Director's assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented in the Summary Compensation Table. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.
Participants in the plan may elect the time and manner in which they receive benefits under the plan, subject to requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
POWR Plan
Our Named Executive Officers are eligible to participate in the NPC International, Inc. POWR Plan, which is a performance-based incentive plan providing deferred compensation for certain key management or highly compensated employees selected by our Compensation Committee. Payments out of the POWR Plan are made to participants following termination of their employment. Subject to a participant being terminated due to gross misconduct, in which case a participant forfeits all of his or her benefit under the POWR plan, all benefit payments under the Plan are made only following a participant's termination of employment or disability. However, due to the non-qualified nature of the plan, any contributions from NPC may be subject to the claims of creditors in the event that such claims are successfully adjudicated by the creditors.
There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant's annual base salary for that year if we meet the Adjusted EBITDA Target established by the NPC Board of Directors. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and target Adjusted EBITDA Targets achieved. Historically, achievement less than the Threshold Adjusted EBITDA Target, would result in a 0% payout; achievement greater than the Threshold Adjusted EBITDA Target but less than the Adjusted EBITDA Target would result in a 9% payout; achievement exceeding the Adjusted EBITDA Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our Adjusted EBITDA that is in excess of a higher Gain Share Adjusted EBITDA Target that is set at the discretion of the NPC Board of Directors. Each participant's share of this Gain Sharing Pool is based on the participant's individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. The Threshold Adjusted EBITDA Target, Adjusted EBITDA Target, and Gain Share Adjusted EBITDA Target used to make contributions to the POWR Plan for fiscal 2012 were $116.0 million, $123.0 million and $125.0 million, respectively. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service.
The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the Adjusted EBITDA Target, as defined above, is met. This additional contribution level for all years presented is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.
Stock Options
In connection with the 2006 Transaction, Holdings established a stock option plan pursuant to which options to purchase up to 8% of the membership interests of Holdings could be granted. Under this plan, options with respect to 1.0% of the interests were “non-time vesting” options, which were vested at grant as a matching incentive based upon the level of equity investment made by the executive officer in connection with the 2006 Transaction. Options with respect to 2.0% of the interests were “time vesting” options, which vested ratably as to 20% of the interests subject to the option over a five-year period, subject to the option holders' continued service. The options as to the remaining 5.0% of the interests vested only upon the occurrence of a change of control of Holdings on or prior to the expiration of the option, and also required continued service through the vesting date. All options granted under the Plan would expire ten years from the date of grant, but generally would expire earlier upon or within 90 days after the termination of service by the member.
The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the 2006 Transaction was established based on the aggregate equity investment in Holdings at the time of closing of the 2006 Transaction divided by the number of outstanding membership interests, or $1.00. Similarly, the exercise price of the change of control options was established as twice the exercise price of the non-time vesting and time vesting options granted, or $2.00. The exercise price of options granted since the 2006 Transaction was determined at the discretion of the Compensation Committee of Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.
Upon the closing of the Acquisition, the vesting period for all options outstanding under the plan was accelerated due to a change in control of the Company and compensation expense related to the options was recorded in full during fiscal 2011.
In connection with the Acquisition, the Purchaser established a new stock option plan (“the Plan”) which governs, among other things, the grant of options with respect to the common stock in Purchaser. The purpose of this plan, which has been established, are to: (i) attract and retain highly qualified employees for NPC; (ii) motivate them to exercise their best efforts on behalf of NPC and the Purchaser; (iii) allow participants in the plan to participate in equity value creation; and (iv) align the incentives between the participants and the Purchaser as well as NPC.
Under the Plan, options may be granted with respect to a maximum of 261,469 shares of common stock (which represents 10% of the outstanding shares of common stock of Purchaser as of the date of the Acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of Purchaser. Currently 80% of the options issued under the plan will vest ratably over four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. Currently 20% of the options issued under the plan will vest only upon a change of control of the company. In each case, vesting will be subject to the option holders' continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed.
The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the Transactions was established based on the per share price of the common stock investment in the Purchaser at the time of closing of the Transactions, or $100.00 per share. For the time-vesting options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the change of control options was established as $250.00 per share. The exercise price of options granted following the Acquisition will be determined at the discretion of the Compensation Committee of the Purchaser. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.
Options grants will be made at the discretion and through approval of the Board of Directors of NPC to ensure that compensation to our Named Executive Officers provides appropriate incentives to the executives and aligns their interests with the holders of interests in the Company.
Perquisites and Other Personal Benefits
NPC provides Named Executive Officers with perquisites and other personal benefits that NPC and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable NPC to attract and retain highly qualified employees for key positions.
Under the 2012 Amended and Restated Agreements with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of NPC airplane for up to 50 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) reimbursement for out-of-pocket premiums paid for life insurance coverage up to $2,000,000 death benefit, (iv) a complete biannual medical examination and associated travel expenses, and (v) tax, financial planning and legal services. In addition, Mr. Schwartz is eligible for supplemental long-term disability coverage.
The incremental cost to NPC for personal use of NPC airplane is calculated based on the average variable operating costs to NPC. Variable operating costs include fuel, maintenance, landing/ramp fees, and other miscellaneous variable costs. The total annual variable costs are divided by the annual hours flown by NPC aircraft to derive an average variable cost per hour flown. This average variable cost per hour flown is then multiplied by the hours flown for personal use to derive the incremental cost. The methodology excludes fixed costs that do not change based on usage, such as pilots' and other employees' salaries, purchase costs of the aircraft and non-trip related hangar expenses. Incremental cost to NPC reported within the Summary Compensation Table was based on the hours flown for each personal trip taken by Mr. Schwartz and Mr. Cook.
Clawback Policy
In the event of a restatement of NPC's financial statements resulting from misconduct by specified officers and employees, NPC's clawback policy requires the reimbursement to NPC by the specified officer or employee engaging in such misconduct of all performance based compensation (i.e., bonus and POWR Plan awards) and all gains on stock sales during the twelve month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial documents including the financial statements required to be restated. The specified officers and employees for this purpose include the Named Executive Officers and all other officers and employees that report to the Chief Executive Officer or the Chief Financial Officer.
The Compensation Committee has reviewed the design and operation of NPC's compensation policies and practices for all employees, including executives, as they relate to risk management practices and risk-taking incentives. The Compensation Committee believes that NPC's compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from NPC's compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on NPC.
Summary Compensation Table
The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 25, 2012, December 27, 2011, and December 28, 2010. The Named Executive Officers are NPC's principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)(8)	(e)(3)	(h)(4)	(g)(5)(8)	(h)(6)	(i)(7)	(j)
James K. Schwartz Chairman, President, Chief Executive Officer and Chief Operating Officer	2012	709,795	—	—	—	955,732	70,987	128,193	1,864,707
	2011	705,548	26,797	—	—	707,323	—	2,485,380	3,925,048
	2010	694,539	640,475	249,045	—	—	112,958	42,403	1,739,420

Troy D. Cook Executive Vice President - Finance and Chief Financial Officer	2012	488,205	—	—	—	443,326	85,124	109,731	1,126,386
	2011	475,155	27,319	—	—	297,263	4,721	1,695,703	2,500,161
	2010	468,197	430,637	—	—	—	79,156	23,540	1,001,530

D. Blayne Vaughn Senior Vice President - Head of Operations	2012	271,222	—	—	—	178,891	24,197	14,589	488,899
	2011	261,607	—	—	—	130,926	—	15,312	407,845
	2010	250,732	161,032	—	—	21,155	104,361	—	537,280
Lavonne K. Walbert Senior Vice President - People Leadership	2012	201,877	5,948	—	—	119,824	15,116	10,525	353,290
	2011	191,866	9,240	—	—	83,328	—	10,278	294,712
	2010	176,418	101,072	—	—	—	31,638	—	309,128
Linda L. Sheedy Senior Vice President - Marketing	2012	178,799	—	—	—	103,718	28,195	9,288	320,000
	2011	169,764	3,400	—	—	78,150	345	9,261	260,920

(1)
Amounts shown are the cumulative base compensation earned by the Named Executive Officer throughout fiscal years 2012, 2011, and 2010. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Base salary was increased for fiscal 2013 to the following for each Named Executive Officer: Mr. Schwartz, $740,000; Mr. Cook, $497,413; Mr. Vaughn, $282,498; Ms. Walbert, $205,710; Ms. Sheedy, $177,727.

(2)
For fiscal 2012 and 2011, amounts represent a portion of the annual bonus program earned by each Named Executive Officer that is made on a discretionary basis, which is determined by management and amounts were paid in each respective year. Non-discretionary amounts paid under NPC's incentive plan are reported in Column (g) as “Non-Equity Incentive Plan Compensation.” However, for fiscal 2010, the Compensation Committee retained its discretion to make performance based compensation and, therefore, amounts earned in fiscal 2010 represent all bonus compensation and POWR Plan contributions and are shown above in Column (d) as “Bonus.”

(3)
This column represents the value of restricted stock awards approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. These amounts do not necessarily represent the actual value realized by Mr. Schwartz during the respective year. No stock awards were granted to any employee during fiscal years 2012 and 2011. All stock awards granted to Mr. Schwartz in prior years were paid out during the sale of the Company to Olympus. No stock awards were issued or outstanding as of December 25, 2012.

(4)
The Company is required to disclose the amount of the grant date fair value of options issued in the respective year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC International Holdings, Inc. Stock Option Plan and Stockholders Agreement, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. Further, there were no options granted in fiscal 2011 or 2010. There can be no assurance that value related to these options will ever be realized. Additionally, even if the highest level of performance conditions is achieved, due to the restrictions on the options, the options would have no value on the date of grant.

(5)
Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under “2012 Elements of Compensation” in Compensation Discussion and Analysis, for fiscal years 2012, 2011 and 2010, respectively, as follows: Mr. Schwartz, $783,347, $609,888, and $0; Mr. Cook, $325,044, $231,818, and $0; Mr. Vaughn, $112,319, $94,406, and $21,155; and Ms. Walbert, $71,379, $57,173, and $0. Incentive compensation for Ms. Sheedy was $60,935 and $55,080 for fiscal years 2012 and 2011, respectively.

(6)
Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within NPC's POWR Plan and the Deferred Compensation and Retirement Plan. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 1.14%, 1.53%, and 1.83% for fiscal years 2012, 2011, and 2010, respectively.

(7)
This amount represents for fiscal 2012: (i) NPC contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above were as follows: Mr. Schwartz, $53,467; Mr. Cook, $30,306; Mr. Vaughn, $14,589; Ms. Walbert, $10,525; and Ms. Sheedy, $9,288; and (ii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)
The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2012 was $74,726. This amount comprised: $35,447 of personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for long-term disability coverage; reimbursement for life insurance premiums; and reimbursement for biannual medical exam and related travel expenses.

(b)
The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2012 was $79,425. This amount comprised: $31,509 of personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; financial planning and legal services; reimbursement for life insurance premiums; and reimbursement for biannual medical exam and related travel expenses.

(c)
No perquisites and other personal benefits were received by any other named executive officer having a total value that equals or exceeds $10,000. From time to time, members of management may have guests accompany them on business-related trips. Perquisites and other personal benefits are valued based off the aggregate incremental cost to NPC. As additional guests on business-related trips do not increase incremental costs to NPC, no amounts were reported with respect to these items. Further, executives are taxed on the imputed income attributable to personal use of NPC aircraft and do not receive tax assistance from NPC with respect to these amounts.

(8)
Amounts included above were contributions to NPC's POWR Plan for each executive for fiscal year 2012, 2011 and 2010, respectively, as follows: Mr. Schwartz, $172,385, $97,435 and $126,725; Mr. Cook, $118,282, $65,445 and $85,206; Mr. Vaughn, $66,572, $36,520 and $46,176; and Ms. Walbert, $48,445, $26,155 and $31,709. POWR Plan contributions for Ms. Sheedy for fiscal year 2012 and 2011 were $42,783 and $23,070, respectively. No amounts have been previously reported prior to fiscal 2011 for Ms. Sheedy. For fiscal years 2012 and 2011 POWR Plan contributions were not discretionary and were reported in Column (g) "Non-Equity Incentive Compensation". For fiscal year 2010 the POWR Plan contributions were discretionary and were reported in Column (d) “Bonus.” Fiscal year 2012, 2011 and 2010 earnings, respectively, on the POWR Plan were as follows: Mr. Schwartz, $80,082, $8,943, and $86,545; Mr. Cook, $50,826, $5,647, and $54,204; Mr. Vaughn, $27,291, $3,022, and $28,950; and Ms. Walbert, $17,176, $1,877, and 17,719. POWR Plan earnings for Ms. Sheedy for fiscal year 2012 and 2011 were $16,238 and $1,787, respectively. No amounts have been previously reported prior to fiscal 2011 for Ms. Sheedy. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings."

Grants of Plan-Based Awards in Fiscal 2012
The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2012 to each of NPC's Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercises or Base Price of Option Awards ($/Sh)		Grand Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)		(l)(4)
James K. Schwartz	12/28/2011	347,083	(1)	792,167	(1)	1,081,500	(1)	—	—	—	—	—	—		—
	12/28/2011	—		—		—		—	—	—	—	69,550	109	(3)	—
	12/28/2011	—		—		—		—	—	—	—	17,388	250		—
Troy D. Cook	12/28/2011	130,707	(1)	329,188	(1)	452,634	(1)	—	—	—	—	—	—		—
	12/28/2011	—		—		—		—	—	—	—	49,679	109	(3)	—
	12/28/2011	—		—		—		—	—	—	—	12,420	250		—
D. Blayne Vaughn	12/28/2011	68,072	(2)	174,264	(2)	238,252	(2)	—	—	—	—	—	—		—
	1/11/2012	—		—		—		—	—	—	—	14,904	109	(3)	—
	1/11/2012	—		—		—		—	—	—	—	3,726	250		—
Lavonne K. Walbert	12/28/2011	35,690	(2)	99,138	(2)	136,611	(2)	—	—	—	—	—	—		—
	1/11/2012	—		—		—		—	—	—	—	10,929	109	(3)	—
	1/11/2012	—		—		—		—	—	—	—	2,732	250		—
Linda L. Sheedy	12/28/2011	35,020	(2)	94,554	(2)	129,049	(2)	—	—	—	—	—	—		—
	1/11/2012	—		—		—		—	—	—	—	10,929	109	(3)	—
	1/11/2012	—		—		—		—	—	—	—	2,732	250		—

(1)
Amounts represent incentive compensation, which is defined by the 2012 Amended and Restated Agreements, signed by Mr. Schwartz and Mr. Cook, which equals a specified percentage for the threshold, target and maximum payout. For discussion of these calculations see “2012 Elements of Compensation” in Compensation Discussion and Analysis. Based on fiscal 2012 results, Mr. Schwartz earned $955,732 and Mr. Cook earned $443,326.

(2)
Amounts represent the target incentive compensation for each of these Named Executive Officers for fiscal 2012. Actual incentive compensation earned based on fiscal 2012 results was as follows: Mr. Vaughn, $178,891; Ms. Walbert, $119,824; and Ms. Sheedy, $103,718.

(3)	The initial exercise price of $100 accretes at a rate equal to 9% per annum, compounded annually. At December 25, 2012 the exercise price was $109.

(4)
The Company is required to disclose the amount of the grant date fair value of options issued in the respective year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC International Holdings, Inc. stock option plan and Stockholders Agreement, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was to be considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options.

Outstanding Equity Awards at 2012 Fiscal Year End
The following table shows the number of exercisable and unexercisable options granted and held by NPC's Named Executive Officers as of December 25, 2012:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)
James K. Schwartz	17,388	(1)	52,162	(1)	—	109	(1)	12/28/2021	—	—
	—		17,388	(2)	—	250		12/28/2021	—	—
Troy D. Cook	12,420	(1)	37,259	(1)	—	109	(1)	12/28/2021	—	—
	—		12,420	(2)	—	250		12/28/2021	—	—
D. Blayne Vaughn	3,726	(1)	11,178	(1)	—	109	(1)	1/11/2022	—	—
	—		3,726	(2)	—	250		1/11/2022	—	—
Lavonne K. Walbert	2,732	(1)	8,197	(1)	—	109	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—
Linda L. Sheedy	2,732	(1)	8,197	(1)	—	109	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—

(1)
Options granted that have a service period that vests ratably over a period of four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant. The initial exercise price of $100 accretes at a rate equal to 9% per annum, compounded annually.

(2)	Options granted that vest only upon a change in control of the entity. These options expire on the date shown in Column (f), which is ten years from the date of grant.
In addition to the service period vesting footnoted above, each option and common share has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the Stockholders Agreement. There was determined to be no compensation expense related to the options for fiscal 2012.

Fiscal 2012 Option Exercises and Stock Vested Table
The following table shows the number of options exercised and the value realized upon exercise by our Named Executive Officers in conjunction with the Acquisition, upon the change in control of the Company by Olympus:

	Option Awards				Stock Awards
Name	Number of Shares or Units Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)		(c)		(d)	(e)
James K. Schwartz	4,698,000	(1)	4,788,535	(2)	—	—
Troy D. Cook	3,132,000	(1)	3,192,023	(2)	—	—
D. Blayne Vaughn	1,107,217	(1)	929,000	(2)	—	—
Lavonne K. Walbert	812,255	(1)	710,933	(2)	—	—
Linda L. Sheedy	812,255	(1)	710,933	(2)	—	—

(1)	The number of units is not comparable to successor share information as the exercise of the options happened simultaneously with the change of control as a result of the Acquisition.

(2)
The “value realized on exercise” equals the difference between the market price as calculated based on the implied per unit value from the Acquisition, which was the day of exercise, and the respective option exercise price, multiplied by the number of units acquired upon exercise.

Nonqualified Deferred Compensation in Fiscal 2012
The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan (“DCR Plan”) and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 25, 2012:

Name	Plan Type	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate (Losses)/ Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)		(b)		(c)		(d)		(e)	(f)
James K. Schwartz	DCR Plan	91,668	(1)	53,467	(1)	6,229	(2)	460,276	148,916	(1)
	POWR Plan	—		172,385	(3)	80,082	(2)	—	1,485,428	(4)
Troy D. Cook	DCR Plan	30,306	(1)	30,306	(1)	46,743	(2)	65,948	349,592	(1)
	POWR Plan	—		118,282	(3)	50,826	(2)	—	951,632	(4)
D. Blayne Vaughn	DCR Plan	14,589	(1)	14,589	(1)	2,165	(2)	636,349	29,820	(1)
	POWR Plan	—		66,572	(3)	27,291	(2)	—	514,043	(4)
Lavonne K. Walbert	DCR Plan	10,525	(1)	10,525	(1)	1,140	(2)	135,886	21,619	(1)
	POWR Plan	—		48,445	(3)	17,176	(2)	—	330,069	(4)
Linda L. Sheedy	DCR Plan	9,288	(1)	9,288	(1)	16,132	(2)	—	130,928	(1)
	POWR Plan	—		42,783	(3)	16,238	(2)	—	309,031	(4)

(1)
Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. NPC will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. NPC contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal year 2011 were as follows: Mr. Schwartz, $48,447; Mr. Cook, $32,562; Mr. Vaughn, $15,312; Ms. Walbert, $10,278; and Ms. Sheedy, $9,261. No contributions were made to the Deferred Compensation and Retirement Plan for fiscal 2010. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

(2)
Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnotes 2 and 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a participant's account in the ratio that the participant's account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. A participant's account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)
Amounts represent the contribution to the POWR Plan for fiscal 2012 on each Named Executive Officer's behalf based on the achievement of established POWR Plan EBITDA Targets, which are approved by the Board of Directors on an annual basis. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service or achievement of 20 years service for all POWR Plan Plus contributions. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2012 Vested Contributions	Aggregate Vested Balances
James K. Schwartz	$252,467	$1,485,428
Troy D. Cook	134,465	753,379
D. Blayne Vaughn	93,863	514,043
Lavonne K. Walbert	34,099	245,962
Linda L. Sheedy	69,541	264,823

(4)
Amounts represent the aggregate balance at the end of fiscal 2012 for participation in NPC's POWR Plan. NPC contributions shown in Column (c) are also included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal 2011 and 2010, respectively, were as follows: Mr. Schwartz, $97,435 and $126,725; Mr. Cook, $65,445 and $85,206; Mr. Vaughn, $36,520 and $46,176; and Ms. Walbert, $26,155 and $31,709. Amounts included for Ms. Sheedy for fiscal 2011 were $23,070. No amounts have been previously reported prior to fiscal 2011 for Ms. Sheedy.

Employment Agreements and Potential Post Employment Matters
Under the terms of the 2012 Amended and Restated Agreements, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with NPC, which are detailed as follows:

Reason for termination		Payment Obligations to the Employee
Termination without cause	*	Unpaid compensation at the date of termination

	*	One and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	*	A Pro Rata Bonus for the fiscal year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with good reason(1)	*	Unpaid compensation at the date of termination

	*	One and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	*	A Pro Rata Bonus for the fiscal year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	*	Unpaid base salary through the end of the month in which termination occurs

	*	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	*	Unpaid base salary through the date of termination

	*	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	*	Unpaid base salary through the month in which death occurs

	*	Unpaid bonus compensation for any fiscal year which has ended as of the date of death

	*	The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

	*	Unpaid accrued vacation earned and not taken through the date of death

Disability	*	Unpaid base salary through the month in which such termination occurs

	*	Unpaid bonus compensation for any fiscal year which has ended as of the date of termination

	*	The Pro Rata Bonus amount for the fiscal year in which the date of termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

(1)
Termination with good reason is defined in the respective employment agreements for Mr. Schwartz and Mr. Cook as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the Acquisition other than the hiring of a Chief Operating Officer, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, (iii) a significant reduction in the employee's annual bonus opportunity, (iv) any reduction in base salary or a 20% or more reduction in the employee's annual bonus opportunity, other than a systemic reduction that is applicable to the entire management team, (v) a material breach of a material provision of the respective employment agreement, or (vi) in the case of Mr. Schwartz, a requirement that he report to an NPC officer instead of reporting directly to the Board of Directors of NPC. NPC has 30 days to cure any event that would otherwise constitute good reason for termination.

In addition to the above payments, per the terms of the Stockholders Agreement, the 20,500 and 13,500 shares of common stock held by Mr. Schwartz and Mr. Cook, respectively, have a mandatory call provision that will require repurchase of their outstanding shares at the date of termination. The payout of these interests vary based on the terms of the executives' termination with NPC, and will result in either a fair value or formula valuation, which is defined within the Stockholders Agreement.

There are no post employment payment obligations to the remaining Named Executive Officers.
The tables below estimate amounts payable upon a separation as if the individuals were separated on December 25, 2012:
James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/25/12(1)	14,779		14,779		14,779		14,779		14,779		14,779
Stock Options(2)	1,351,313	(a)	1,351,313	(a)	—	(b)	—	(b)	1,351,313	(a)	1,351,313	(a)
Accrued Incentive Compensation at 12/25/12(3)	178,305		178,305		178,305		178,305		178,305		178,305
Benefits and Perquisites:
Severance Payments(4)	2,225,020		2,225,020		—		—		—		—
Retirement Plans(5)	1,634,344		1,634,344		1,634,344		1,634,344		1,634,344		1,634,344
Common Shares(6)	3,827,663	(c)	3,827,663	(c)	2,050,000	(d)	2,050,000	(d)	3,827,663	(c)	3,827,663	(c)
Accrued Vacation at 12/25/12	25,577		25,577		25,577		25,577		25,577		25,577
Total Post-Employment Payments	9,257,001		9,257,001		3,903,005		3,903,005		7,031,981		7,031,981

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings' Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 25, 2012.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $109 (as of December 25, 2012) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $109 (as of December 25, 2012) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)	Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Schwartz would be entitled based on the terms of Mr. Schwartz's employment agreement, signed on November 4, 2011. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC's POWR Plan as of December 25, 2012. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)
Common shares of 20,500, with an original purchase price of $100, held by Mr. Schwartz were priced using the formula calculation defined within the Stockholders Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings' Board of Directors.

(c)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the greater of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(d)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the lower of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Troy D. Cook, our Executive Vice President - Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/25/12(1)	9,810		9,810		9,810		9,810		9,810		9,810
Stock Options(2)	965,224	(a)	965,224	(a)	—	(b)	—	(b)	965,224	(a)	965,224	(a)
Accrued Incentive Compensation at 12/25/12(3)	73,986		73,986		73,986		73,986		73,986		73,986
Benefits and Perquisites:
Severance Payments(4)	1,213,716		1,213,716		—		—		—		—
Retirement Plans(5)	1,102,970		1,102,970		1,102,970		1,102,970		1,102,970		1,102,970
Common Shares (6)	2,520,656	(c)	2,520,656	(c)	1,350,000	(d)	1,350,000	(d)	2,520,656	(c)	2,520,656	(c)
Accrued Vacation at 12/25/12	6,517		6,517		6,517		6,517		6,517		6,517
Total Post-Employment Payments	5,892,879		5,892,879		2,543,283		2,543,283		4,679,163		4,679,163

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings' Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 25, 2012.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $109 (as of December 25, 2012) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $109 (as of December 25, 2012) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)	Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Cook would be entitled based on the terms of Mr. Cook's employment agreement, signed on November 4, 2011. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC's POWR Plan as of December 25, 2012. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)
Common shares of 13,500, with an original purchase price of $100, held by Mr. Cook were priced using the formula calculation defined within the Stockholders Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings' Board of Directors.

(c)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the greater of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(d)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the lower of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Accelerated Vesting Upon Change of Control

The Named Executive Officers have outstanding stock options in NPC Holdings that are not vested as of December 25, 2012, which are included in the Outstanding Equity Awards at 2012 Fiscal Year End table.  All non-vested options would vest upon a change of control, as defined in the Plan.  Amounts received by the Named Executive Officers with respect to the non-vested options upon a change of control would be based upon the per share price received in the change of control less the exercise price for each respective option.  We cannot predict the value that may be achieved upon a change of control.  Additionally, the shares of NPC Holdings are not publicly traded and do not have a readily determinable fair market value.  Therefore, we cannot reasonably estimate the value that could be realized upon a change of control for the non-vested options.
Director Compensation Table
The following table summarizes the annual cash compensation earned by our non-employee directors during fiscal 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	35,000	—	—	—	—	—	35,000

(1)
The annual retainer paid to external directors is $20,000 with an additional annual retainer of $5,000 paid to the Audit Committee Chairman. Fees for attendance at each Board and Audit Committee were $1,250 for in-person participation and $500 for teleconference participation.

(2)
The Company is required to disclose the amount of the grant date fair value of options issued in the current year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC Holdings, Inc. Stock Option Plan and Stockholders Agreement, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was to be considered probable as of the grant date; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. Additionally, even if the highest level of performance conditions is achieved, due to the restrictions on the options, the options would have no value on the date of grant.

No compensation was paid for service to Mr. Rubin, Mr. Morris, Mr. Mischianti, or Mr. Eason, who represented Olympus on our Board of Directors in fiscal 2012.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of NPC who served during fiscal 2012 were Paul A. Rubin, Evan Eason and Louis J. Mischianti. None of these Compensation Committee members was an officer or employee of NPC during fiscal 2012, was formerly an NPC officer or had any relationship otherwise requiring disclosure There were no interlocks or insider participating between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of another company.

Compensation Committee Report
The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth above which is required by Item 402(b) of Regulation S-K. Based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

/s/ Paul A. Rubin
Paul A. Rubin
Chairman

/s/ Evan Eason
Evan Eason

/s/ Louis J. Mischianti
Louis J. Mischianti

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides certain information as of December 25, 2012 with respect to beneficial ownership of the outstanding stock of NPC Holdings and the outstanding membership interests of the Company by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or NPC Holdings, (ii) each of the Company's named executive officers, and (iii) each of the members of the Company's Board of Directors. Except as indicated in the footnotes to this table, (1) each person has sole voting and investment power with respect to all shares or units attributable to such person and (2) each person's address is c/o NPC Holdings and the Company located at 7300 W. 129th Street, Overland Park, Kansas 66213.

Beneficial Owner-NPC International Holdings, Inc.
Shareholders	Number of Common Shares	% Voting
5% shareholders:
Affiliates of Olympus(1)	2,312,700	98.3%

Directors:
Paul A. Rubin(1)	—	*
Robert Morris(1)	—	*
Louis Mischianti(1)	—	*
Evan Eason(1)	—	*
Charles W. Peffer(2)	625	*

Named Executive Officers:
James K. Schwartz (CEO and Director)(2)	37,888	1.6%
Troy D. Cook (CFO)(2)	25,920	1.1%
D. Blayne Vaughn(2)	5,206	*
Lavonne K. Walbert(2)	3,862	*
Linda L. Sheedy(2)	3,862	*

Directors and executive officers as a group (15 persons)	90,183	3.8%

Beneficial Owner-NPC Restaurant Holdings, LLC	Membership interests	% of interests
NPC International Holdings, Inc.	1,000	100%
_____________________

(1)
Shares issued by Purchaser to Olympus and its affiliates are owned by Olympus Growth Fund V, L.P., a Delaware limited partnership, excluding its affiliates (“Olympus Growth”), Olympus Executive Fund II, L.P. (“Olympus Executive”), a Delaware limited partnership, and Olympus-1133 West Co-Investment Fund, L.P. (“Olympus West”), a Delaware limited partnership. Olympus Growth, Olympus Executive and Olympus West may be deemed to be beneficial owners of the Purchaser shares issued to each other. Each of Olympus Growth, Olympus Executive and Olympus West disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. The address of each of Olympus Growth, Olympus Executive and Olympus West is c/o Olympus Growth Fund V, L.P., Metro Center, One Station Place, Stamford, Connecticut 06902. Robert Morris, Paul Rubin, Louis Mischianti and Evan Eason hold positions at Olympus and have been appointed to our Board of Directors. Each of Messrs. Morris, Rubin, Mischianti and Eason disclaims beneficial ownership of the shares held by Olympus or its affiliates described above.

(2)
Consists of options granted by NPC Holdings under the Plan that are exercisable within 60 days after December 25, 2012. There are additional options outstanding under the option program that have not vested or will not become exercisable within 60 days after December 25, 2012 that are not reflected in the table. Under the Plan, NPC Holdings may from time to time issue and/or grant options to certain members of the senior management and directors of the Company to acquire common stock in NPC Holdings up to a total of 10.0% of the fully-diluted equity interests in NPC Holdings.

*    Beneficially owns less than one percent of Purchaser's outstanding common stock.
NPC Holdings, the sole stockholder of Holdings, established a stock option plan at the closing of the Acquisition. Under the Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of NPC Holdings (which represents 10% of the outstanding shares of common stock of NPC Holdings as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of NPC Holdings. Currently 80% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders' continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 25, 2012, there were 15,555 shares of common stock available for future grant under the Plan. Details of the option grants, as of December 25, 2012, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	245,914	$137	15,555
Equity compensation plans not approved by security holders	—	—	—
Total	245,914	$137	15,555
The exercise price of the Series 1 and Series 2 options was established based on the per share price of the common stock investment in NPC Holdings at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Transactions will be determined at the discretion of the Compensation Committee of NPC Holdings. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the Plan, any portion of an option that was vested on the date of the termination of the option holder's employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of NPC Holdings, upon the termination of an employee stockholder's employment or engagement with the Company for any reason, NPC Holdings is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value. The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to NPC Holdings upon such time a triggering event should occur that would require a repurchase of outstanding shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Advisory Services Agreement.
In connection with the Acquisition, NPC, NPC Holdings and the Sponsor entered into an advisory services agreement pursuant to which the Sponsor provides to NPC Holdings, NPC and its other direct or indirect subsidiaries certain advisory and management services. Pursuant to such agreement, upon the closing of the Acquisition the Sponsor received a transaction fee of $7.6 million and was reimbursed for all out-of-pocket expenses incurred by or on behalf of the Sponsor or its affiliates related to the Acquisition. In addition, such agreement provides that the Sponsor will receive a $1.0 million annual fee payable quarterly in arrears. Such agreement also provides that the Sponsor shall be entitled to receive (i) customary fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions and (ii) reimbursement of out-of-pocket expenses incurred by the Sponsor or its designees in providing such services. The Company paid $0.8 million to Sponsor for the fee during the fiscal year ended 2012.
Exchange of Equity by Management
Pursuant to the terms of the Purchase Agreement, at the closing of the Acquisition, each of James Schwartz and Troy Cook exchanged a number of membership interests of Parent currently held by them having an aggregate value of $2,050,000 and $1,350,000, respectively (in each case based on the equity purchase price per share under the Purchase Agreement), for 20,500 and 13,500 shares of Purchaser's common stock, respectively.
Stockholders Agreement
In connection with the execution of the Purchase Agreement, Purchaser, Olympus, certain affiliates of Olympus, Messrs. Schwartz, Cook and Vaughn and Ms. Sheedy and Ms. Walbert and other members of management entered into a Stockholders Agreement, dated November 6, 2011. Such Stockholders Agreement became effective upon the consummation of the closing of the Acquisition. Such Stockholders Agreement contains arrangements with respect to the election of directors of Purchaser, NPC and the other subsidiaries of Purchaser (with Olympus entitled to appoint all such directors, except that the boards of directors of each entity are to include Mr. Schwartz so long as he is the chief executive officer of Purchaser), preemptive rights, restrictions on transfers of shares, tag along rights with respect to transfers by Olympus and its affiliates, drag along rights and mandatory repurchases of capital stock of Purchaser held by employees of Purchaser or its subsidiaries (including NPC) upon the termination of such employment.
Investment Agreement
In connection with the Acquisition, Purchaser entered into an investment agreement with Olympus and certain of its affiliates and certain members of NPC's management, pursuant to which Purchaser issued and sold to the purchasers party thereto and such purchasers purchased from Purchaser equity securities of Purchaser. The aggregate purchase price for such equity securities was approximately $235.3 million, with such members of management and directors purchasing $700,000 of such equity securities. Such agreement provides that, for so long as Olympus and its affiliates collectively hold at least 50% of the issued and outstanding shares of Purchaser's common stock, Purchaser will not, and will cause NPC and its other subsidiaries not to, take any of the following actions (subject to certain exceptions) without the prior written consent of Olympus: (i) entering into any change of control transaction, (ii) paying any dividends or making any distributions, (iii) merging or consolidating with any other entity, (iv) selling or otherwise disposing of more than 20% of the consolidated assets of Purchaser and its subsidiaries, (v) liquidating, dissolving or effecting a recapitalization, (vi) acquiring any interest in any other entity or business or (vii) issuing or selling any equity interests other than pursuant to equity incentive plans approved by Purchaser's board of directors).
Policy on Review, Approval or Ratification of Transactions with Related Persons
The Charter of the Audit Committee directs the Audit Committee as follows. The Committee shall review with management and the independent auditor any material financial or other arrangements of the Company which are with related parties or any other transactions or courses of dealing with third parties that appear to involve terms or other aspects that differ from those that would likely be negotiated with independent parties, and which arrangements or transactions are relevant to an understanding of the Company's financial statements. The Committee shall consult with counsel if, in the opinion of the Committee, any matter under consideration by the Committee has the potential for any conflict between the interests of the Company in order to ensure that appropriate procedures are established for addressing any such potential conflict and for ensuring compliance with all applicable laws.
Director Independence

Mr. Peffer qualifies as an independent director under the listing standards of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended December 25, 2012 and December 27, 2011 (amounts in thousands).

(in thousands) Type of Service	Fiscal Year Ended 2012	Fiscal Year Ended 2011
Audit fees	$736	$620
Audit-related fees	—	—
Tax fees	21	3
All other fees	—	—
Total	$757	$623
Audit Fees
Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q. It is the Audit Committee's policy to review and approve in advance the Company's independent auditor's annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and its independent auditors.
Audit-Related Fees
Audit-related fees primarily relate to consultations on accounting related matters.
Tax Fees
Tax fees relate to tax compliance, tax advice and tax planning services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:

(1) Financial Statements. The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the documents referenced below as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below (following signatures page of this report).

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.
The registrant has not and will not provide an annual report for its last fiscal year to its security holders, other than this annual report on 10-K and has not and will not send to more than 10 of its security holders any proxy statement, form of proxy or other proxy soliciting material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 8, 2013.

NPC RESTAURANT HOLDINGS, LLC

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	Chairman, President, Chief Executive Officer and Chief Operating Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James K. Schwartz and Troy D. Cook, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 8, 2013:

/s/ James K. Schwartz	Chairman, President, Chief Executive Officer
James K. Schwartz	and Chief Operating Officer (principal executive officer)

/s/ Troy D. Cook	Executive Vice President-Finance, Chief Financial Officer,
Troy D. Cook	Secretary and Treasurer (principal financial and accounting officer)

/s/ Paul A. Rubin	Director
Paul A. Rubin

/s/ Robert Morris	Director
Robert Morris

/s/ Louis Mischianti	Director
Louis Mischianti

/s/ Evan Eason	Director
Evan Eason

/s/ Charles W. Peffer	Director
Charles W. Peffer

Exhibit Index

Exhibit No.	Description
2.01*
Purchase and Sale Agreement, dated as of November 6, 2011, by and between NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), NPC International Holdings, Inc., and Merrill Lynch Global Private Equity, Inc. and the other sellers listed therein..

2.02*	Amendment to Purchase and Sale Agreement, dated as of December 28, 2011, by and between Merrill Lynch Global Private Equity, Inc. and NPC International Holdings, Inc.
3.01*	Certificate of Formation, as amended, of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.1 to Holdings’ Current Report on Form 8-K filed on September 12, 2012).
3.02	Restated Limited Liability Company Agreement of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Holdings’ Current Report on Form 8-K filed on September 12, 2012).
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

10.01
NPC International, Inc. Deferred Compensation and Retirement Plan* (incorporated herein by reference to Exhibit 10.7 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).(1)

10.02	NPC International, Inc. POWR Plan for Key Employees* (incorporated herein by reference to Exhibit 10.8 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).(1)
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

10.08*
Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and James K. Schwartz*.(1)

10.09*
Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Troy D. Cook*.(1)

10.10*
Stockholders Agreement, dated as of November 6, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.(1)

10.11*
Amended and Restated Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), Barclays Bank plc and the other lenders party thereto.

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

10.15*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.
10.16*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.
10.17*	NPC International Holdings, Inc. 2011 Stock Option Plan.
10.18*	Form of NPC International Holdings, Inc. Stock Option Agreement.(1)
10.19*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.
10.20***
Amendment No. 2 to Credit Agreement, dated as of May 16, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc.

10.21***
Amendment No. 3 to Credit Agreement, dated as of November 21, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc.

10.22***	NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective January 1, 2013
21.01***	Subsidiaries of NPC Restaurant Holdings, LLC
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the annual report on Form 10-K of NPC Restaurant Holdings, LLC for the fiscal year ended December 25, 2012, filed on March 8, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*
Filed as an exhibit with corresponding number to the Company's registration statement on Form S-4 (File No 333-180524) and incorporated herein by reference. The registration statement is available under the filings of NPC on the Securities and Exchange Commission EDGAR system.

**
Portions of these documents have been omitted pursuant to a Request for Confidential Treatment filed with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.

***	Filed or furnished herewith

(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.