Form 10-Q
period 2013-03-26
NPC Restaurant Holdings, LLC
filed 2013-05-03
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of May 3, 2013, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 26, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$52,061	$25,493
Accounts and other receivables	4,920	11,631
Inventories	7,849	7,321
Prepaid expenses and other current assets	6,348	4,481
Deferred income taxes	17,601	17,445
Income taxes receivable	—	2,415
Total current assets	88,779	68,786
Facilities and equipment, less accumulated depreciation of $47,717 and $39,123, respectively	143,588	143,625
Franchise rights, less accumulated amortization of $19,427 and $15,535, respectively	618,992	622,634
Goodwill	290,502	290,502
Other assets, net	45,792	44,235
Total assets	$1,187,653	$1,169,782
Liabilities and member’s equity
Current liabilities:
Accounts payable	$26,550	$23,210
Accrued liabilities	46,508	46,309
Accrued interest	7,325	10,556
Income taxes payable	1,943	—
Current portion of insurance reserves	9,702	9,668
Total current liabilities	92,028	89,743
Long-term debt	558,125	558,125
Other deferred items	53,593	51,697
Insurance reserves	16,396	16,456
Deferred income taxes	218,796	218,290
Total long-term liabilities	846,910	844,568
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of March 26, 2013 and December 25, 2012)	—	—
Member’s capital	248,715	235,471
Total member’s equity	248,715	235,471
Total liabilities and member’s equity	$1,187,653	$1,169,782
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Sales:
Net product sales	$264,671	$257,819
Fees and other income	14,298	12,595
Total sales	278,969	270,414
Costs and expenses:
Cost of sales	76,848	75,335
Direct labor	75,590	73,958
Other restaurant operating expenses	81,730	77,726
General and administrative expenses	14,424	14,011
Corporate depreciation and amortization of intangibles	4,393	4,244
Other	133	264
Total costs and expenses	253,118	245,538
Operating income	25,851	24,876
Interest expense	10,240	12,914
Income before income taxes	15,611	11,962
Income tax expense	2,367	2,957
Net income	$13,244	$9,005
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance December 25, 2012	$235,471
Net income	13,244
Balance at March 26, 2013	$248,715
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Operating activities
Net income	$13,244	$9,005
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,950	13,312
Amortization of debt issuance costs	829	1,032
Deferred income taxes	350	2,957
Other	87	7
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	6,711	3,239
Inventories	(528)	153
Prepaid expenses and other current assets	(1,867)	(2,312)
Accounts payable	3,340	4,568
Income taxes	4,358	(1,976)
Accrued interest	(3,231)	9,462
Accrued liabilities	814	88
Accrued Transaction costs and interest	—	(16,070)
Insurance reserves	(26)	985
Other deferred items	(223)	(205)
Other assets	(10)	(25)
Net cash provided by operating activities	36,798	24,220
Investing activities
Capital expenditures	(9,630)	(8,496)
Purchase of the stock of the Company	—	(431,589)
Purchase of business assets, net of cash acquired	—	(19,322)
Proceeds from sale or disposition of assets	40	21
Net cash used in investing activities	(9,590)	(459,386)
Financing activities
Borrowings under revolving credit facility	—	9,700
Payments under revolving credit facility	—	(9,700)
Retirement of predecessor entity debt	—	(372,700)
Proceeds from equity contributions, net of costs of $18,735	—	216,635
Issuance of debt	—	565,000
Debt issue costs	(38)	(27,794)
Interest rate derivative	—	(636)
Payments for contingent consideration purchase of the Company	(602)	—
Net cash (used in) provided by financing activities	(640)	380,505
Net change in cash and cash equivalents	26,568	(54,661)
Beginning cash and cash equivalents	25,493	78,394
Ending cash and cash equivalents	$52,061	$23,733
Supplemental disclosures of cash flow information:
Net cash paid for interest	$12,603	$5,542
Net cash (received) paid for income taxes	$(2,104)	$1,976

See accompanying notes to the unaudited consolidated financial statements.
.

NPC RESTAURANT HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC”. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).
Certain reclassifications have been made to the Consolidated Statements of Cash Flows and Note 4 to the Consolidated Financial Statements to conform to current year reporting.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein.
The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The Company believes the accompanying unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the Company’s consolidated results of operations, financial position and cash flows as of the dates and for the periods presented.
Note 2 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 13 weeks ended March 26, 2013.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	March 26, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,419	$(19,427)	$618,992
Unfavorable leasehold interests, net	(4,640)	1,807	(2,833)
	$633,779	$(17,620)	$616,159

	December 25, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,169	$(15,535)	$622,634
Unfavorable leasehold interests, net	(4,640)	1,469	(3,171)
	$633,529	$(14,066)	$619,463
Amortization expense on intangible assets was $3.6 million and $3.4 million for the 13 weeks ended March 26, 2013 and March 27, 2012, respectively.
Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	March 26, 2013	December 25, 2012
Term Loan	$368,125	$368,125
Senior Notes	190,000	190,000
Revolving Facility ($100 million) (1)	—	—
	558,125	558,125
Less current portion	—	—
	$558,125	$558,125

(1)
The Company had $81.4 million and $81.1 million of borrowing capacity available under its Revolving Facility, net of $18.6 million and $18.9 million of outstanding letters of credit at March 26, 2013 and December 25, 2012, respectively.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 26, 2013, the Company was in compliance with all of its debt covenants.

Under the provisions of the credit agreement for the Term Loan and Revolving Facility (the "Senior Secured Credit Facilities"), the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the Term Loan not later than 95 days after each fiscal year end. In conjunction with the November 2012 refinancing of the Senior Secured Credit Facilities, the Company made a voluntary prepayment of $5.0 million which combined with the Company's leverage ratio at year-end resulted in no excess cash flow payment due 95 days after the end of fiscal 2012. The Company currently anticipates that it will be required to make a mandatory prepayment in 2014, but such amount cannot be reasonably estimated at this time.
Note 4 – Fair Value Measurements
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
The following tables summarize the carrying amounts and fair values of certain assets at March 26, 2013 and December 25, 2012, (in thousands):

	March 26, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$7,086	$3,793	$3,293	$—
Fixed income(1)	4,892	377	4,515	—
Money market fund(2)	49,700	—	49,700	—

	December 25, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$5,833	$3,144	$2,689	$—
Fixed income(1)	4,344	369	3,975	—
Money market fund(2)	17,619	—	17,619	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At March 26, 2013 and December 25, 2012 $1.1 million and $0.3 million, respectively, related to the Deferred Compensation Plan and the POWR Plan are located in the other assets line item on the Consolidated Balance Sheets. At March 26, 2013 and December 25, 2012 the remaining $48.6 million and $17.3 million, respectively were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	March 26, 2013	December 25, 2012
Term Loan	$372,727	$369,966
Senior Notes	220,400	218,500
	$593,127	$588,466
Carrying value	$558,125	$558,125
The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.
Note 5 – Income Taxes
For the 13 weeks ended March 26, 2013, the Company recorded income tax expense of $2.4 million which resulted in an effective income tax rate of 15.2% compared to income tax expense of $3.0 million or an effective income tax rate of 24.7% during the first quarter of 2012. For the 13 weeks ended March 26, 2013, the lower than statutory rate was primarily due to tax credits and a $1.4 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013. The lower than statutory rate for the 13 weeks ended March 27, 2012 was primarily attributable to federal employment-related tax credits.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $4.4 million and $4.6 million as of March 26, 2013 and December 25, 2012, respectively, was considered long term and was included in other deferred items in the Consolidated Balance Sheets.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 26, 2013	December 25, 2012
Payroll and vacation	$14,890	$18,020
Accrued payroll taxes	6,091	4,534
Sales tax payable	4,665	4,959
Other	20,862	18,796
	$46,508	$46,309
Note 7 – Commitments and Contingencies

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company's opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
Note 8 – Transactions with Sponsor
Olympus Advisory Agreement. On December 28, 2011, the Company entered into a management advisory agreement with the Sponsor pursuant to which the Sponsor or its affiliates provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expenses. The Sponsor also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement.

Note 9 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPC Operating Company A, Inc. (“NPC Op Co A”) and NPC Operating Company B, Inc. (“NPC Op Co B”) do not have any assets, operations or cash flows and are 100% owned by NPC. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of March 26, 2013 and December 25, 2012, and for each of the 13-week periods ended March 26, 2013 and March 27, 2012 (in thousands):
Condensed Consolidating Statements of Income

	13 Weeks Ended March 26, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$278,969	$—	$—	$—	$278,969
Total costs and expenses	—	253,118	—	—	—	253,118
Operating income	—	25,851	—	—	—	25,851
Interest expense	—	10,240	—	—	—	10,240
Equity in net income of subsidiary	13,244	—	—	—	(13,244)	—
Income before income taxes	13,244	15,611	—	—	(13,244)	15,611
Income tax expense	—	2,367	—	—	—	2,367
Net income	$13,244	$13,244	$—	$—	$(13,244)	$13,244

	13 Weeks Ended March 27, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$270,414	$—	$—	$—	$270,414
Total costs and expenses	—	245,538	—	—	—	245,538
Operating income	—	24,876	—	—	—	24,876
Interest expense	—	12,914	—	—	—	12,914
Equity in net income of subsidiary	9,005	—	—	—	(9,005)	—
Income before income taxes	9,005	11,962	—	—	(9,005)	11,962
Income tax expense	—	2,957	—	—	—	2,957
Net income	$9,005	9,005	$—	$—	$(9,005)	9,005

Condensed Consolidating Balance Sheet

	March 26, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$88,779	$—	$—	$—	$88,779
Facilities and equipment, net	—	143,588	—	—	—	143,588
Franchise rights, net	—	618,992	—	—	—	618,992
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	248,715	—			(248,715)	—
Other assets, net	—	45,792	—	—	—	45,792
Total assets	$248,715	$1,187,653	$—	$—	$(248,715)	$1,187,653
Liabilities and member’s equity:
Current liabilities	$—	$92,028	$—	$—	$—	$92,028
Long-term debt	—	558,125	—	—	—	558,125
Other liabilities and deferred items	—	69,989	—	—	—	69,989
Deferred income taxes	—	218,796	—	—	—	218,796
Member’s equity	248,715	248,715			(248,715)	248,715
Total liabilities and member’s equity	$248,715	$1,187,653	$—	$—	$(248,715)	$1,187,653

	December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$68,786	$—	$—	$—	$68,786
Facilities and equipment, net	—	143,625	—	—	—	143,625
Franchise rights, net	—	622,634	—	—	—	622,634
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	235,471	—	—	—	(235,471)	—
Other assets, net	—	44,235	—	—	—	44,235
Total assets	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782
Liabilities and member’s equity:
Current liabilities	$—	$89,743	$—	$—	$—	$89,743
Long-term debt	—	558,125	—	—	—	558,125
Other liabilities and deferred items	—	68,153	—	—	—	68,153
Deferred income taxes	—	218,290	—	—	—	218,290
Member’s equity	235,471	235,471	—	—	(235,471)	235,471
Total liabilities and member’s equity	$235,471	$1,169,782	$0	$0	$(235,471)	$1,169,782

Condensed Consolidating Statements of Cash Flows

	13 Weeks Ended March 26, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$36,798	$—	$—	$—	$36,798
Investing activities:
Capital expenditures	—	(9,630)	—	—	—	(9,630)
Proceeds from sale or disposition of assets	—	40	—	—	—	40
Net cash flows used in investing activities	—	(9,590)	—	—	—	(9,590)
Financing activities:
Net cash flows used in financing activities	—	(640)	—	—	—	(640)
Net change in cash and cash equivalents	—	26,568	—	—	—	26,568
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$52,061	$—	$—	$—	$52,061

	13 Weeks Ended March 27, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPC Op Co A	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$24,220	$—	$—	$—	$24,220
Investing activities:
Capital expenditures	—	(8,496)	—	—	—	(8,496)
Purchase of the stock of the Company	(216,635)	(431,589)	—	—	216,635	(431,589)
Purchase of business assets, net of cash acquired	—	(19,322)	—	—	—	(19,322)
Proceeds from sale or disposition of assets	—	21	—	—	—	21
Net cash flows used in investing activities	(216,635)	(459,386)	—	—	216,635	(459,386)
Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Debt issue costs	—	(27,794)	—	—	—	(27,794)
Interest rate derivative	—	(636)	—	—	—	(636)
Net cash provided by financing activities	216,635	380,505	—	—	(216,635)	380,505
Net change in cash and cash equivalents	—	(54,661)	—	—	—	(54,661)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394
Ending cash and cash equivalents	$—	$23,733	$—	$—	$—	$23,733

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings”. Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”
Trademarks and Trade Names
The trade name “Pizza Hut” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system and appearing in this Form 10-Q are owned by Pizza Hut, Inc. (“PHI”) and are licensed to us for use with respect to the operation and promotion of our restaurants. The “WingStreet” name is a trademark of WingStreet, LLC, an entity controlled by Yum! Brands, Inc. (“Yum!”). All other trademarks or trade names appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	the ability of the Pizza Hut system’s cost savings initiative to reduce our cost of sales;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December

25, 2012 ("2012 Form 10-K") as well as our unaudited consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC").
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2012 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator in the U.S. according to the 2012 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of March 26, 2013 we operated 1,232 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the first quarter of 2013, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2013 and 2012 contain 53 and 52 weeks, respectively.
The Transactions. NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC”. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired ("the Acquisition) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).

In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities which consisted of a term loan and a $75.0 million revolving credit facility. In addition, NPC completed a cash tender offer for NPC's then-outstanding 9 1/2% Senior Subordinated Notes due 2014 and redeemed the remaining Senior Subordinated Notes not tendered in the tender offer.

To consummate the Acquisition, the Company entered into new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”) on a 1% amortization schedule with the remaining balance due December 28, 2018, (ii) a senior secured revolving credit facility due December 28, 2017 that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) due December 28, 2020, (this with the Acquisition is collectively referred to as "the Transactions").
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 13 weeks ended March 26, 2013, pizza sales accounted for approximately 78% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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
Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. Currently 51% of our units include the WingStreet product line at March 26, 2013. We converted 15 units during the first quarter of 2013 and currently expect to convert 565 additional units to WingStreet by the end of fiscal 2014. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Sales by occasion:
Delivery	39%	38%
Carryout	48%	47%
Dine-in	13%	15%
Number of restaurants open at the end of the period:
Delco	527	478
RR	175	177
RBD	530	534
	1,232(1)	1,189(1)

(1)	Includes 633 units and 569 units offering the WingStreet product line, at March 26, 2013 and March 27, 2012, respectively.
Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category and promotional activity, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30-50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives under the direction of the UFPC.
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

Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses at the time development of a new unit is completed. The Development Incentive was renewed for fiscal 2013 and is renewable annually at PHI's discretion. Development Incentives earned under the program will generally be received the year following development. We developed six units during the first quarter of 2013 and earned Development Incentives of $0.5 million and we currently expect to develop an additional 34 units during fiscal 2013, which would allow us to earn an additional $2.7 million of Development Incentives.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 and 2014 (the “WingStreet Incentive”). WingStreet Incentives earned under the program will be recorded as a reduction to other operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 15 units during the first quarter of 2013 and earned WingStreet Incentives of $0.2 million and currently expect to convert an additional 275 units during fiscal 2013, which would allow us to earn an additional $2.8 million of WingStreet Incentives.

Our blended average royalty rate (excluding Development and WingStreet Incentives) as a percentage of total sales was 4.9% for the 13 weeks ended March 26, 2013 and 4.7% for the 13 weeks ended March 27, 2012.
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
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the first quarter of fiscal 2013 averaged $1.66 per pound, an increase of $0.14 or 9% versus the average price for the first quarter of fiscal year 2012.
Based upon current market conditions, we currently expect overall commodity inflation for fiscal 2013 to be between 4% and 6% without giving full effect to the UFPC directed hedging programs and before our cost saving initiatives, which we currently anticipate could offset a significant portion of the increase.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2012 Form 10-K filed on March 8, 2013. There have been no significant changes with respect to these policies during the 13 weeks ended March 26, 2013.
Recently Issued Accounting Statements and Pronouncements
There were no new accounting pronouncements during the first quarter of 2013 which affect our unaudited Consolidated Financial Statements.
Results of Operations
The table below presents (i) comparable store sales indices and (ii) selected restaurant operating results as a percentage of net product sales for the 13-weeks ended March 26, 2013 and March 27, 2012:

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Comparable store sales	(2.2)%	5.1%
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.0%	29.2%
Direct labor	28.6%	28.7%
Other restaurant operating expenses	30.9%	30.1%
Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Beginning of period	1,227	1,151
Acquired	1	36
Developed	6	2
Closed	(2)	—
End of period	1,232	1,189
Equivalent units(1)	1,226	1,162

(1)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended March 26, 2013 Compared to the 13 Weeks Ended March 27, 2012
Net Product Sales. Net product sales for the first quarter of 2012 were $264.7 million compared to $257.8 million for the first quarter of 2013, an increase of $6.9 million, or 2.7%, resulting primarily from a 5.5% increase in equivalent units for the first quarter as compared to the prior year, partially offset by a comparable store sales decrease of 2.2% rolling over last year’s first quarter comparable store sales increase of 5.1%.
Fees and Other Income. Fees and other income for the first quarter of 2013 as compared to the same period of 2012, were $14.3 million and $12.6 million, respectively, an increase of $1.7 million or 13.5%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases and an increase in equivalent delivery units.
Cost of Sales. Cost of sales for the first quarter of 2013 as compared to 2012, was $76.8 million and $75.3 million, respectively, an increase of $1.5 million or 2.0%. Cost of sales decreased 0.2% as a percentage of net product sales, to 29.0%, compared to 29.2% in the prior year. This decrease was due to favorable product mix changes and cost saving initiatives that more than offset increased ingredient costs.
Direct Labor. Direct labor costs for the first quarter of 2013 as compared to 2012, were $75.6 million and $74.0 million, respectively, an increase of $1.6 million, or 2.2%. Direct labor costs were 28.6% of net product sales for the first quarter of 2013, a 0.1% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily due to improved labor productivity despite lower comparable store sales and deleveraging of the fixed labor components.
Other Restaurant Operating Expenses. Other restaurant operating expenses for the first quarter of 2013 were $81.7 million compared to $77.7 million for the prior year, an increase of $4.0 million, or 5.2%. Other restaurant operating expenses were 30.9% of net product sales for the first quarter of 2013 compared to 30.1% of net product sales for the prior year, an increase of 0.8%.
The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended March 27, 2012	30.1%
Depreciation	(0.3)
Delivery driver reimbursement expense	0.5
Rent and occupancy costs	0.3
Other, net	0.3
Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended March 26, 2013	30.9%
The unfavorable variance as a percentage of net product sales was largely due to increased delivery driver reimbursement expense and higher rent and occupancy costs due to deleveraging of fixed and semi-fixed costs as a result of lower comparable store sales partially offset by lower depreciation.
General and Administrative Expenses. General and administrative expenses for the first quarter of 2013 were $14.4 million compared to $14.0 million for the first quarter of 2012, an increase of $0.4 million or 2.9%. This increase was largely due to higher field personnel costs as a result of increased unit count and higher credit card transaction fees due to increased rates and increased credit card transactions.

Interest Expense. Interest expense was $10.2 million for the first quarter of 2013 compared to $12.9 million for the prior year, a decrease of $2.7 million due to lower interest rates resulting from the refinancing of the Senior Secured Credit Facilities in the second and fourth quarters of 2012 and lower average outstanding debt levels. Our cash borrowing rate decreased 1.6% to 6.7% for the first quarter of 2013 as compared to the prior year and our average outstanding debt balance decreased $7.1 million to $558.1 million for the first quarter 2013 as compared to the same period last year. Interest expense included $0.8 million and $1.0 million for amortization of deferred debt issuance costs in the first quarter of 2013 and 2012, respectively.
Income Taxes. For the 13 weeks ended March 26, 2013, we recorded income tax expense of $2.4 million which resulted in an effective income tax rate of 15.2% compared to income tax expense of $3.0 million, or an effective tax rate of 24.7% during the prior year. For the 13 weeks ended March 26, 2013, the lower than statutory rate was primarily due to tax credits and a $1.4 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013. The lower than statutory rate for 2012 was primarily attributable to federal employment-related tax credits.
Net Income. Net income for the first quarter of 2013 was $13.2 million compared to $9.0 million for the prior year quarter, an increase of $4.2 million. Operating income benefited $1.0 million from favorable product mix changes, cost saving initiatives, and improved labor productivity partially offset by increased ingredient costs. The remaining increase was attributable to lower interest expense and income tax expense.
Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the Senior Notes; (2) capital expenditures, including new unit development, asset development including asset upgrade requirements, WingStreet conversions and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our Revolving Facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining Term Loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $3.2 million at March 26, 2013. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit. We are able to operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At March 26, 2013, we had $81.4 million of borrowing capacity available under our Revolving Facility, net of $18.6 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the first quarter of 2013 of $36.8 million consisted of (i) net income of $13.2 million, (ii) non-cash adjustments to net income of $14.2 million, and (iii) positive changes in assets and liabilities of $9.4 million largely due to reductions in accounts receivable, income tax refunds received and increased income taxes payable which were partially offset by decreased accrued interest due to the timing of interest payments.
Cash provided by operating activities in the first quarter of 2012 was $24.2 million and was reduced by $16.1 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses and accrued interest with proceeds from the sale of the Company. Excluding the change related to these items, our cash flow provided by operating activities was $40.3 million. Cash flow from operating activities of $24.2 million consisted of (i) net income of $9.0 million, (ii) non-cash adjustments to net income of $17.3 million, and (iii) negative changes in operating assets and liabilities of $2.1 million due primarily to a reduction of $16.1 million for the payment of Transactions-related accrued expenses and interest, decreased accrued payroll due to timing and increased prepaid and other current assets, partially offset by increased accrued interest due to the Transactions, increased accounts payable and reductions in accounts receivable.
Cash flows from investing activities
Cash flows used in investing activities were $9.6 million during the first quarter of 2013 due to investment in capital expenditures. Cash flows used in investing activities were $459.4 million for the first quarter of 2012. Net cash outflows for the first quarter of 2012 were primarily impacted by costs relating to the Transactions totaling $431.6 million. In addition, we completed the Jacksonville, Florida acquisition of 36 stores for $19.3 million (including amounts paid for working capital settlement items and development fees) and invested $8.5 million in capital expenditures.
We currently expect our capital expenditure investment to be approximately $46.0 million to $50.0 million in fiscal 2013, including the development of 40 Delco units for approximately $12.2 million, the addition of the WingStreet product line to 290 units for approximately $7.3 million and $6.7 million for major asset actions and unit relocations. These amounts do not include the Development Incentives and WingStreet Incentives to which we would be entitled as a result of certain of these capital expenditures.
Cash flows from financing activities
Net financing cash outflows were $0.6 million for the first quarter of 2013 as a result of post-closing payments to the former owners of Holdings relating to the Acquisition. Net financing cash inflows were $380.5 million for the first quarter of 2012. First quarter 2012 inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by the repayment of predecessor entity debt and other obligations of $372.7 million, debt issuance costs of $27.8 million and $18.7 million of expenses related to the Transactions.
Under the provisions of the credit agreement for the Senior Secured Credit Facilities, we are required under certain circumstances to make an excess cash flow mandatory prepayment on the Term Loan not later than 95 days after each fiscal year end. In conjunction with the November 2012 refinancing of the Senior Secured Credit Facilities, we made a voluntary prepayment of $5.0 million which combined with our leverage ratio at year-end resulted in no excess cash flow payment due 95 days after the end of fiscal 2012. We currently anticipate that we will be required to make a mandatory prepayment in 2014, but such amount cannot be reasonably estimated at this time.
As of March 26, 2013, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of March 26, 2013 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.74x	Not more than 6.0x
Minimum interest coverage ratio	2.11x	Not less than 1.3x
The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in Amendment No. 3 to Credit Agreement, which was filed with the SEC on March 8, 2013 as Exhibit 10.21 to the Company’s 2012 Form 10-K. The Credit Agreement provides that each of the above defined terms includes the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.
Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months.
At March 26, 2013, we had $81.4 million of borrowing capacity available under our Revolving Facility net of $18.6 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs.
Non-GAAP measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial interest expense, depreciation and amortization related to the Transactions. We believe the elimination of these items, as well as income taxes and certain other items of a non-operational nature as noted in the table below, give investors and management useful information to compare the performance of our core operations over different periods.
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended
	March 26, 2013	March 27, 2012
Net income	$13,244	$9,005
Adjustments:
Interest expense	10,240	12,914
Income tax expense	2,367	2,957
Depreciation and amortization	12,950	13,312
Net facility impairment charges	85	—
Pre-opening expenses and other	256	399
Transaction costs	36	283
Development Incentives	(630)	—
Adjusted EBITDA	$38,548	$38,870

(1)
The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses and certain other items of a non-operational nature. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company's financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Letters of Credit
As of March 26, 2013, we had letters of credit of $18.6 million issued under our Senior Secured Credit Facilities in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of March 26, 2013, we had $368.1 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.7 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.25% as of March 26, 2013 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.25% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the UFPC, and participate in cheese hedging programs that are directed by the UFPC to help reduce the volatility of this commodity from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30-50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives under the direction of the UFPC.

The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.17 per pound for the 13 weeks ended March 26, 2013 and $0.15 per pound for the 13 weeks ended March 27, 2012) would have been approximately $1.9 million for both periods without giving effect to the UFPC directed hedging programs.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business. In the Company's opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 6.	Exhibits, Financial Statement Schedules
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 3, 2013.

NPC RESTAURANT HOLDINGS, LLC

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

By:	/s/ Jason P. Poenitske
Name:	Jason P. Poenitske
Title:	Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.01*
Purchase and Sale Agreement, dated as of November 6, 2011, by and between NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), NPC International Holdings, Inc., and Merrill Lynch Global Private Equity, Inc. and the other sellers listed therein..

2.02*	Amendment to Purchase and Sale Agreement, dated as of December 28, 2011, by and between Merrill Lynch Global Private Equity, Inc. and NPC International Holdings, Inc.
3.01	Certificate of Formation, as amended, of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.1 to Holdings' Current Report on Form 8-K filed on September 12, 2012).
3.02	Restated Limited Liability Company Agreement of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Holdings’ Current Report on Form 8-K filed on September 12, 2012).
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

10.01
NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective January 1, 2013. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

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
10.20
Amendment No. 2 to Credit Agreement, dated as of May 16, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.21
Amendment No. 3 to Credit Agreement, dated as of November 21, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated by reference to Exhibit 21.01 to the Company's Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 weeks ended March 26, 2013, filed on May 3, 2013, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 weeks ended March 26, 2013 and March 27, 2012 , (ii) the Consolidated Balance Sheets (unaudited) at March 26, 2013 and December 25, 2012, (iii) the Consolidated Statement of Equity (unaudited) for the 13 weeks ended March 26, 2013, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended March 26, 2013 and March 27, 2012, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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