Form 10-Q
period 2013-06-25
NPC Restaurant Holdings, LLC
filed 2013-08-02
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of August 2, 2013, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 25, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$67,785	$25,493
Accounts and other receivables	5,229	11,631
Inventories	7,801	7,321
Prepaid expenses and other current assets	6,475	4,481
Deferred income taxes	16,146	17,445
Income taxes receivable	—	2,415
Total current assets	103,436	68,786
Facilities and equipment, less accumulated depreciation of $56,564 and $39,123, respectively	145,461	143,625
Franchise rights, less accumulated amortization of $23,322 and $15,535, respectively	615,262	622,634
Goodwill	290,502	290,502
Other assets, net	44,563	44,235
Total assets	$1,199,224	$1,169,782
Liabilities and member’s equity
Current liabilities:
Accounts payable	$28,495	$23,210
Accrued liabilities	55,508	46,309
Accrued interest	11,981	10,556
Income taxes payable	618	—
Current portion of insurance reserves	10,046	9,668
Current portion of debt	625	—
Total current liabilities	107,273	89,743
Long-term debt	557,500	558,125
Other deferred items	42,440	51,697
Insurance reserves	16,347	16,456
Deferred income taxes	218,861	218,290
Total long-term liabilities	835,148	844,568
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of June 25, 2013 and December 25, 2012)	—	—
Member’s capital	256,803	235,471
Total member’s equity	256,803	235,471
Total liabilities and member’s equity	$1,199,224	$1,169,782
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended
	June 25, 2013	June 26, 2012
Sales:
Net product sales	$249,403	$251,796
Fees and other income	12,555	11,765
Total sales	261,958	263,561
Costs and expenses:
Cost of sales	71,793	70,917
Direct labor	70,449	73,257
Other restaurant operating expenses	78,809	79,208
General and administrative expenses	15,097	14,827
Corporate depreciation and amortization of intangibles	4,480	4,391
Other	416	239
Total costs and expenses	241,044	242,839
Operating income	20,914	20,722
Interest expense	10,237	11,467
Loss on debt extinguishment	—	5,144
Income before income taxes	10,677	4,111
Income tax expense	2,589	1,122
Net income	$8,088	$2,989
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	26 Weeks Ended
	June 25, 2013	June 26, 2012
Sales:
Net product sales	$514,074	$509,615
Fees and other income	26,853	24,360
Total sales	540,927	533,975
Costs and expenses:
Cost of sales	148,641	146,252
Direct labor	146,039	147,215
Other restaurant operating expenses	160,539	156,934
General and administrative expenses	29,521	28,838
Corporate depreciation and amortization of intangibles	8,873	8,635
Other	549	503
Total costs and expenses	494,162	488,377
Operating income	46,765	45,598
Interest expense	20,477	24,381
Loss on debt extinguishment	—	5,144
Income before income taxes	26,288	16,073
Income tax expense	4,956	4,079
Net income	$21,332	$11,994
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance December 25, 2012	$235,471
Net income	21,332
Balance at June 25, 2013	$256,803
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	26 Weeks Ended
	June 25, 2013	June 26, 2012
Operating activities
Net income	$21,332	$11,994
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,201	27,199
Amortization of debt issuance costs	1,663	2,002
Deferred income taxes	1,870	3,036
Loss on debt extinguishment	—	5,144
Debt extinguishment penalty	—	(1,702)
Other	384	91
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	5,910	3,191
Inventories	(480)	290
Prepaid expenses and other current assets	(1,432)	(2,068)
Accounts payable	5,285	3,129
Income taxes	3,033	(1,648)
Accrued interest	1,425	13,557
Accrued liabilities	2,218	3,585
Accrued Transaction costs and interest	—	(16,086)
Insurance reserves	269	1,470
Other deferred items	(851)	—
Other assets	(35)	(24)
Net cash provided by operating activities	66,792	53,160
Investing activities
Capital expenditures	(22,102)	(16,040)
Purchase of the stock of the Company	—	(436,081)
Purchase of business assets, net of cash acquired	—	(19,371)
Proceeds from sale or disposition of assets	540	24
Net cash used in investing activities	(21,562)	(471,468)
Financing activities
Borrowings under revolving credit facility	—	14,900
Payments under revolving credit facility	—	(14,900)
Retirement of predecessor entity debt	—	(372,700)
Proceeds from equity contributions, net of costs of $18,735	—	216,635
Issuance of debt	—	565,000
Debt issue costs	(91)	(31,905)
Interest rate derivative	—	(636)
Contingent consideration paid for the purchase of the Company	(2,847)	—
Net cash (used in) provided by financing activities	(2,938)	376,394
Net change in cash and cash equivalents	42,292	(41,914)
Beginning cash and cash equivalents	25,493	78,394
Ending cash and cash equivalents	$67,785	$36,480
Supplemental disclosures of cash flow information:
Net cash paid for interest	$17,309	$11,944
Net cash paid for income taxes	$650	$2,675

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
Certain reclassifications have been made to the Consolidated Statements of Cash Flows (unaudited) and Note 4 to the Consolidated Financial Statements (unaudited) to conform to current year reporting.
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
Note 2 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 26 weeks ended June 25, 2013. Additionally, the Company completed its annual impairment testing during the second quarter of 2013 and determined that goodwill was not impaired.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	June 25, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,584	$(23,322)	$615,262
Unfavorable leasehold interests, net	(4,640)	2,103	(2,537)
	$633,944	$(21,219)	$612,725

	December 25, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,169	$(15,535)	$622,634
Unfavorable leasehold interests, net	(4,640)	1,469	(3,171)
	$633,529	$(14,066)	$619,463
Amortization expense on intangible assets was $3.6 million for each of the 13-week periods ended June 25, 2013 and June 26, 2012, and $7.2 million and $7.0 million for the 26 weeks ended June 25, 2013 and June 26, 2012, respectively.
Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	June 25, 2013	December 25, 2012
Term Loan	$368,125	$368,125
Senior Notes	190,000	190,000
Revolving Facility ($100 million) (1)	—	—
	558,125	558,125
Less current portion	625	—
	$557,500	$558,125

(1)
The Company had $81.7 million and $81.1 million of borrowing capacity available under its Revolving Facility, net of $18.3 million and $18.9 million of outstanding letters of credit at June 25, 2013 and December 25, 2012, respectively.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 25, 2013, the Company was in compliance with all of its debt covenants.

Under the provisions of the credit agreement for the Term Loan and Revolving Facility (the “Senior Secured Credit Facilities”), the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the Term Loan not later than 95 days after each fiscal year end. The Company currently expects that it will be required to make a payment in 2014 of between $5.3 million and $6.4 million depending upon the amount of excess cash flow generated during the 2013 fiscal year and the Company’s leverage at fiscal 2013 year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.
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
The following tables summarize the carrying amounts and fair values of certain assets at June 25, 2013 and December 25, 2012, (in thousands):

	June 25, 2013
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$7,965	$7,965	$4,973	$2,992	$—
Fixed income(1)	4,705	4,705	1,328	3,377	—
Money market fund(2)	64,586	64,586	—	64,586	—

	December 25, 2012
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$5,833	$5,833	$3,144	$2,689	$—
Fixed income(1)	4,344	4,344	369	3,975	—
Money market fund(2)	17,619	17,619	—	17,619	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At June 25, 2013 and December 25, 2012, $0.3 million related to the Deferred Compensation Plan and the POWR Plan is located in the other assets line item on the Consolidated Balance Sheets. At June 25, 2013 and December 25, 2012 the remaining $64.3 million and $17.3 million, respectively were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	June 25, 2013	December 25, 2012
Term Loan	$369,045	$369,966
Senior Notes	214,700	218,500
	$583,745	$588,466
Carrying value	$558,125	$558,125
The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.
Note 5 – Income Taxes
For the 26 weeks ended June 25, 2013, the Company recorded income tax expense of $5.0 million which resulted in an effective income tax rate of 18.9% compared to income tax expense of $4.1 million or an effective income tax rate of 25.4% during the prior year. For the 26 weeks ended June 25, 2013, the lower than statutory rate was primarily due to tax credits and a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013. The lower than statutory rate for the 26 weeks ended June 26, 2012 was primarily attributable to federal employment-related tax credits.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $4.0 million and $4.6 million as of June 25, 2013 and December 25, 2012, respectively, was considered long term and was included in other deferred items in the Consolidated Balance Sheets.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 25, 2013	December 25, 2012
Payroll and vacation	$18,185	$18,020
Accrued payroll taxes	4,683	4,534
Sales tax payable	4,489	4,959
Contingent consideration accrued for the purchase of the Company	10,414	3,241
Other	17,737	15,555
	$55,508	$46,309
Note 7 – Commitments and Contingencies

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
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

Note 9 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPC Quality Burgers, Inc. (“NPCQB”) (f/k/a NPC Operating Company A, Inc.) and NPC Operating Company B, Inc. (“NPC Op Co B”) do not have any assets, operations or cash flows as of June 25, 2013 and are 100% owned by NPC. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of June 25, 2013 and December 25, 2012, and for each of the 13-week and 26-week periods ended June 25, 2013 and June 26, 2012 (in thousands):
Condensed Consolidating Statements of Income

	13 Weeks Ended June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$261,958	$—	$—	$—	$261,958
Total costs and expenses	—	241,044	—	—	—	241,044
Operating income	—	20,914	—	—	—	20,914
Interest expense	—	10,237	—	—	—	10,237
Equity in net income of subsidiary	8,088	—	—	—	(8,088)	—
Income before income taxes	8,088	10,677	—	—	(8,088)	10,677
Income tax expense	—	2,589	—	—	—	2,589
Net income	$8,088	$8,088	$—	$—	$(8,088)	$8,088

	13 Weeks Ended June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$263,561	$—	$—	$—	$263,561
Total costs and expenses	—	242,839	—	—	—	242,839
Operating income	—	20,722	—	—	—	20,722
Interest expense	—	11,467	—	—	—	11,467
Loss on debt extinguishment	—	5,144	—	—	—	5,144
Equity in net income of subsidiary	2,989	—	—	—	(2,989)	—
Income before income taxes	2,989	4,111	—	—	(2,989)	4,111
Income tax expense	—	1,122	—	—	—	1,122
Net income	$2,989	2,989	$—	$—	$(2,989)	2,989

	26 Weeks Ended June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$540,927	$—	$—	$—	$540,927
Total costs and expenses	—	494,162	—	—	—	494,162
Operating income	—	46,765	—	—	—	46,765
Interest expense	—	20,477	—	—	—	20,477
Equity in net income of subsidiary	21,332	—	—	—	(21,332)	—
Income before income taxes	21,332	26,288	—	—	(21,332)	26,288
Income tax expense	—	4,956	—	—	—	4,956
Net income	$21,332	$21,332	$—	$—	$(21,332)	$21,332

	26 Weeks Ended June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$533,975	$—	$—	$—	$533,975
Total costs and expenses	—	488,377	—	—	—	488,377
Operating income	—	45,598	—	—	—	45,598
Interest expense	—	24,381	—	—	—	24,381
Loss on debt extinguishment	—	5,144	—	—	—	5,144
Equity in net income of subsidiary	11,994	—	—	—	(11,994)	—
Income before income taxes	11,994	16,073	—	—	(11,994)	16,073
Income tax expense	—	4,079	—	—	—	4,079
Net income	$11,994	$11,994	$—	$—	$(11,994)	$11,994

Condensed Consolidating Balance Sheet

	June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$103,436	$—	$—	$—	$103,436
Facilities and equipment, net	—	145,461	—	—	—	145,461
Franchise rights, net	—	615,262	—	—	—	615,262
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	256,803	—			(256,803)	—
Other assets, net	—	44,563	—	—	—	44,563
Total assets	$256,803	$1,199,224	$—	$—	$(256,803)	$1,199,224
Liabilities and member’s equity:
Current liabilities	$—	$107,273	$—	$—	$—	$107,273
Long-term debt	—	557,500	—	—	—	557,500
Other liabilities and deferred items	—	58,787	—	—	—	58,787
Deferred income taxes	—	218,861	—	—	—	218,861
Member’s equity	256,803	256,803			(256,803)	256,803
Total liabilities and member’s equity	$256,803	$1,199,224	$—	$—	$(256,803)	$1,199,224

	December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$68,786	$—	$—	$—	$68,786
Facilities and equipment, net	—	143,625	—	—	—	143,625
Franchise rights, net	—	622,634	—	—	—	622,634
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	235,471	—	—	—	(235,471)	—
Other assets, net	—	44,235	—	—	—	44,235
Total assets	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782
Liabilities and member’s equity:
Current liabilities	$—	$89,743	$—	$—	$—	$89,743
Long-term debt	—	558,125	—	—	—	558,125
Other liabilities and deferred items	—	68,153	—	—	—	68,153
Deferred income taxes	—	218,290	—	—	—	218,290
Member’s equity	235,471	235,471	—	—	(235,471)	235,471
Total liabilities and member’s equity	$235,471	$1,169,782	$0	$0	$(235,471)	$1,169,782

Condensed Consolidating Statements of Cash Flows

	26 Weeks Ended June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$66,792	$—	$—	$—	$66,792
Investing activities:
Capital expenditures	—	(22,102)	—	—	—	(22,102)
Proceeds from sale or disposition of assets	—	540	—	—	—	540
Net cash flows used in investing activities	—	(21,562)	—	—	—	(21,562)
Financing activities:
Net cash flows used in financing activities	—	(2,938)	—	—	—	(2,938)
Net change in cash and cash equivalents	—	42,292	—	—	—	42,292
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$67,785	$—	$—	$—	$67,785

	26 Weeks Ended June 26, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$53,160	$—	$—	$—	$53,160
Investing activities:
Capital expenditures	—	(16,040)	—	—	—	(16,040)
Purchase of the stock of the Company	(216,635)	(436,081)	—	—	216,635	(436,081)
Purchase of business assets, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from sale or disposition of assets	—	24	—	—	—	24
Net cash flows used in investing activities	(216,635)	(471,468)	—	—	216,635	(471,468)
Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Debt issue costs	—	(31,905)	—	—	—	(31,905)
Interest rate derivative	—	(636)	—	—	—	(636)
Net cash provided by financing activities	216,635	376,394	—	—	(216,635)	376,394
Net change in cash and cash equivalents	—	(41,914)	—	—	—	(41,914)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394
Ending cash and cash equivalents	$—	$36,480	$—	$—	$—	$36,480

Note 10 – Subsequent Events
Wendy’s Acquisitions. On July 22, 2013, NPC’s wholly-owned subsidiary, NPCQB, completed the acquisition of 22 Wendy’s restaurants from The Wendy’s Company (“Wendy’s”) for $9.3 million, plus amounts for working capital and initial franchise fees. NPCQB also entered into an agreement to acquire two additional restaurants currently under development by Wendy’s in exchange for reimbursement of development costs and payment of initial franchise fees, thereby increasing the number of restaurants to be acquired to 24. Additionally on July 29, 2013, NPCQB completed the acquisition of 13 Wendy’s restaurants from a Wendy’s franchisee, Value Foods Company, LLC, for $11.0 million, plus amounts for working capital. These acquisitions were funded with cash on hand. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City metropolitan area.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.”
Trademarks and Trade Names
The trade name “Pizza Hut” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system and appearing in this Form 10-Q are owned by Pizza Hut, Inc. (“PHI”) and are licensed to us for use with respect to the operation and promotion of our Pizza Hut restaurants. The “WingStreet” name is a trademark of WingStreet, LLC, an entity controlled by Yum! Brands, Inc. (“Yum!”). The trade name “Wendy’s” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Wendy’s system and appearing in this Form 10-Q are owned by affiliates of Wendy’s and are licensed to us for use with respect to the operation and promotion of our Wendy’s restaurants. All other trademarks or trade names appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	the ability of the Pizza Hut system’s cost savings initiative to reduce our cost of sales;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”);

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy

•	the risks associated with the expansion of our business, including risks relating to the integration of the Wendy’s restaurants recently acquired by us;

•	the effect of disruptions to our computer and information systems;

•	our ability to successfully implement our new enterprise resource planning system without disruption to our operations and financial reporting;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012 (“2012 Form 10-K”) as well as our unaudited consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”).
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2012 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the eighth largest restaurant unit operator, based on unit count, in the U.S. according to the 2013 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of June 25, 2013 we operated 1,245 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the second quarter of 2013, our operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
On July 22, 2013, we acquired 22 Wendy’s restaurants and have agreed to acquire two additional restaurants under construction for a total of 24 from The Wendy’s Company. Additionally, on July 29, 2013, we acquired 13 Wendy’s restaurants from a Wendy’s franchisee, Value Foods Company, LLC. These acquisitions represent our initial entry into a second brand which we currently expect will be expanded through opportunistic acquisitions of markets and organic growth through development of new restaurants that meet our investment objectives. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City metropolitan area.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2013 and 2012 contain 53 and 52 weeks, respectively. Each quarterly period in 2013 and 2012 has 13 weeks, except that the fourth quarter of 2013 will have 14 weeks.
The Transactions. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (“the Acquisition”) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates.
In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities which consisted of a term loan and a $75.0 million revolving credit facility. In addition, NPC completed a cash tender offer for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 and redeemed the remaining Senior Subordinated Notes not tendered in the tender offer.
To consummate the Acquisition, the Company entered into new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”) on a 1% amortization schedule with the remaining balance due December 28, 2018, (ii) a senior secured revolving credit facility due December 28, 2017 that provides for aggregate borrowings of up to $100.0 million (the “Revolving Facility” and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) due December 28, 2020, (this with the Acquisition is collectively referred to as “the Transactions”).
Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the first half of 2013, pizza sales accounted for approximately 78% of net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.
Seasonality. Our business is seasonal in nature with net product sales typically being higher in the first half of the fiscal year. Sales are largely driven by product innovation, advertising and promotional activities and can be adversely impacted by holidays and economic times that generally negatively impact consumer discretionary spending, such as the back-to-school season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Pizza Hut Restaurant Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At June 25, 2013, 56% of our units include the WingStreet product line. We converted 67 units during the first half of 2013 and currently expect to convert 513 additional units to WingStreet by the end of fiscal 2014. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 Weeks Ended
	June 25, 2013	June 26, 2012
Number of restaurants open at the end of the period:
Delco	542	488
RR	173	177
RBD	530	532
	1,245(1)	1,197(1)

(1)	Includes 697 units and 578 units offering the WingStreet product line, at June 25, 2013 and June 26, 2012, respectively.
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

Included within other restaurant operating expenses are royalties paid to PHI. Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses at the time development of a new unit is completed. The Development Incentive was renewed for fiscal 2013 and is renewable annually at PHI’s discretion. Development Incentives earned under the program will generally be received the year following development. We developed or relocated 21 units during the first half of 2013 that were eligible for the incentive and earned Development Incentives of $1.7 million and we currently expect to develop an additional 19 units during the second half of fiscal 2013, which would allow us to earn an additional $1.5 million of Development Incentives.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 and 2014 (the “WingStreet Incentive”). WingStreet Incentives earned under the program will be recorded as a reduction to other operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 67 units during the first half of 2013 and earned WingStreet Incentives of $0.7 million and currently expect to convert an additional 223 units during the second half of fiscal 2013, which would allow us to earn an additional $2.2 million of WingStreet Incentives.
Our blended average royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for the 26 weeks ended June 25, 2013 and 4.8% for the 26 weeks ended June 26, 2012.
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
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the second quarter of fiscal 2013 averaged $1.78 per pound, an increase of $0.24 or 15.7% versus the average price for the second quarter of fiscal year 2012.

Based upon current market conditions, we currently expect overall commodity inflation for fiscal 2013 to be between 4% and 6% without giving full effect to the UFPC directed hedging programs and before our cost saving initiatives, which we currently anticipate could offset a portion of the increase.
Labor Cost
The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.7 million in fiscal 2013.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We are currently evaluating the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us were scheduled to become effective in 2014 and have recently been extended to 2015. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our financial position, results of operations and cash flows, but we are currently unable to quantify the amount of the impact with any degree of certainty.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2012 Form 10-K filed on March 8, 2013. There have been no significant changes with respect to these policies during the 26 weeks ended June 25, 2013.
Recently Issued Accounting Statements and Pronouncements

There were no new accounting pronouncements during the first half of 2013 which affect our unaudited Consolidated Financial Statements.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 26-week periods ended June 25, 2013 and June 26, 2012:

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Comparable store sales	(3.7)%	5.1%	(2.9)%	5.1%
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	28.8%	28.2%	28.9%	28.7%
Direct labor	28.2%	29.1%	28.4%	28.9%
Other restaurant operating expenses	31.6%	31.5%	31.2%	30.8%

Sales by occasion:
Delivery	35%	35%	38%	38%
Carryout	51%	49%	48%	47%
Dine-in	14%	16%	14%	15%
Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended
	June 25, 2013	June 26, 2012
Beginning of period	1,227	1,151
Acquired	1	36
Developed(1)	21	12
Closed(1)	(4)	(2)
End of period	1,245	1,197
Equivalent units(2)	1,231	1,177

(1)	Three units and one unit were relocated or rebuilt and are included in both developed and closed total above for the 26 weeks ended June 25, 2013 and June 26, 2012, respectively.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended June 25, 2013 Compared to the 13 Weeks Ended June 26, 2012
Net Product Sales. Net product sales for the second quarter of 2013 were $249.4 million compared to $251.8 million for the second quarter of 2013, a decrease of $2.4 million, or 1.0%, resulting from a comparable store sales decrease of 3.7% rolling over last year’s second quarter comparable store sales increase of 5.1%, partially offset by a 3.7% increase in equivalent units for the second quarter as compared to the prior year.
Fees and Other Income. Fees and other income for the second quarter of 2013, as compared to the same period of 2012, were $12.6 million and $11.8 million, respectively, an increase of $0.8 million or 6.7%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases and increased equivalent delivery units.
Cost of Sales. Cost of sales for the second quarter of 2013 as compared to 2012, was $71.8 million and $70.9 million, respectively, an increase of $0.9 million or 1.2%. Cost of sales increased 0.6% as a percentage of net product sales, to 28.8%, compared to 28.2% in the prior year. This increase is due to increased ingredient costs which were partially offset by favorable product mix changes.
Direct Labor. Direct labor costs for the second quarter of 2013, as compared to 2012, were $70.4 million and $73.3 million, respectively, a decrease of $2.8 million, or 3.8%. Direct labor costs were 28.2% of net product sales for the second quarter of 2013, a 0.9% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily due to improved labor productivity despite lower comparable store sales and deleveraging of the fixed labor components.
Other Restaurant Operating Expenses. Other restaurant operating expenses for the second quarter of 2013 were $78.8 million compared to $79.2 million for the prior year, a decrease of $0.4 million, or 0.5%. Other restaurant operating expenses were 31.6% of net product sales for the second quarter of 2013 compared to 31.5% of net product sales for the prior year, an increase of 0.1%.
The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 26, 2012	31.5%
Development incentives	(0.4)
Restaurant manager bonuses	(0.3)
Depreciation	(0.2)
Delivery driver reimbursement expense	0.4
Deleveraging of rent and occupancy costs	0.3
Other, net	0.3
Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended June 25, 2013	31.6%
The unfavorable variance as a percentage of net product sales was largely due to increased delivery driver reimbursement expense and higher rent and occupancy costs due to deleveraging of fixed and semi-fixed costs as a result of lower comparable store sales partially offset by increased development incentives and lower depreciation and restaurant manager bonuses.
General and Administrative Expenses. General and administrative expenses for the second quarter of 2013 were $15.1 million compared to $14.8 million for the second quarter of 2012, an increase of $0.3 million or 1.8%. This increase was largely due to higher field personnel costs as a result of increased unit count and higher credit card transaction fees due to increased rates and increased credit card transactions.
Interest Expense. Interest expense was $10.2 million for the second quarter of 2013 compared to $11.5 million for the prior year, a decrease of $1.2 million due to lower interest rates resulting from the refinancing of the Senior Secured Credit Facilities in the second and fourth quarters of 2012 and lower average outstanding debt levels. Our cash borrowing rate decreased 0.7% to 6.7% for the second quarter of 2013 as compared to the prior year and our average outstanding debt balance decreased $7.0 million to $558.1 million for the second quarter 2013 as compared to the same period last year. Interest expense included $0.8 million and $1.0 million for amortization of deferred debt issuance costs in the second quarter of 2013 and 2012, respectively.
Loss on Debt Extinguishment. During the second quarter 2012 we recorded $5.1 million for the loss on debt extinguishment related to the refinancing of the Term Loan at lower prevailing interest rates on March, 28, 2012. The expense consisted of $3.4 million for the write off of debt issuance costs and $1.7 million for a portion of the soft call premium and transaction fees.
Income Taxes. For the second quarter of 2013, we recorded income tax expense of $2.6 million which resulted in an effective income tax rate of 24.2% compared to income tax expense of $1.1 million, or an effective income tax rate of 27.3% during the prior year. For the second quarter of 2013, the lower than statutory rate was primarily due to tax credits and an additional $0.2 million favorable tax adjustment related to prior year federal employment-related credits recognized during the quarter. The lower than statutory rate for 2012 was primarily attributable to federal employment-related tax credits.
Net Income. Net income for the second quarter of 2013 was $8.1 million compared to $3.0 million for the prior year quarter, an increase of $5.1 million. Operating income benefited $0.2 million from improved labor productivity and favorable product mix changes, partially offset by increased ingredient costs and lower sales. The remaining increase was attributable to the loss on debt extinguishment in 2012 and lower interest expense partially offset by increased income tax expense.
26 Weeks Ended June 25, 2013 Compared to the 26 Weeks Ended June 26, 2012
Net Product Sales. Net product sales for the 26 weeks ended June 25, 2013 were $514.1 million compared to $509.6 million for the prior year, an increase of $4.5 million, or 0.9%, resulting primarily from a 4.6% increase in equivalent units for the first half of 2013 as compared to the prior year, partially offset by a comparable store sales decrease of 2.9% rolling over last year’s comparable store sales increase of 5.1%.

Fees and Other Income. Fees and other income for the 26 weeks ended June 25, 2013, as compared to the same period of 2012, were $26.9 million and $24.4 million, respectively, an increase of $2.5 million or 10.2%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases and increased equivalent delivery units.
Cost of Sales. Cost of sales for the 26 weeks ended June 25, 2013, as compared to the prior year, was $148.6 million and $146.3 million, respectively, an increase of $2.4 million or 1.6%. Cost of sales increased 0.2% as a percentage of net product sales, to 28.9%, compared to 28.7% in the prior year. This increase was due to increased ingredient costs partially offset by favorable product mix changes and cost savings initiatives.
Direct Labor. Direct labor costs for the 26 weeks ended June 25, 2013, as compared to the prior year, were $146.0 million and $147.2 million, respectively, a decrease of $1.2 million, or 0.8%. Direct labor costs were 28.4% of net product sales for the 26 weeks ended June 25, 2013, a 0.5% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily due to improved labor productivity despite lower comparable store sales and deleveraging of the fixed labor components.
Other Restaurant Operating Expenses. Other restaurant operating expenses for the 26 weeks ended June 25, 2013 were $160.5 million compared to $156.9 million for the prior year, an increase of $3.6 million, or 2.3%. Other restaurant operating expenses were 31.2% of net product sales for the first half of 2013 compared to 30.8% of net product sales for the prior year, an increase of 0.4%.
The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 26, 2012	30.8%
Depreciation	(0.3)
Development incentives	(0.3)
Restaurant manager bonuses	(0.2)
Delivery driver reimbursement expense	0.5
Deleveraging of rent and occupancy costs	0.3
Other, net	0.4
Other restaurant operating expenses as a percentage of net product sales for the 26 weeks ended June 25, 2013	31.2%
The unfavorable variance as a percentage of net product sales was largely due to increased delivery driver reimbursement expense and higher rent and occupancy costs due to deleveraging of fixed and semi-fixed costs as a result of lower comparable store sales partially offset by higher development incentives and lower depreciation and restaurant manager bonuses.
General and Administrative Expenses. General and administrative expenses for the 26 weeks ended June 25, 2013 were $29.5 million compared to $28.8 million for the prior year, an increase of $0.7 million or 2.4%. This increase was largely due to higher field personnel costs as a result of increased unit count and higher credit card transaction fees due to increased rates and increased credit card transactions.
Interest Expense. Interest expense was $20.5 million for the 26 weeks ended June 25, 2013 compared to $24.4 million for the prior year, a decrease of $3.9 million due to lower interest rates resulting from the refinancing of the Senior Secured Credit Facilities in the second and fourth quarters of 2012 and lower average outstanding debt levels. Our cash borrowing rate decreased 1.2% to 6.7% for the first half of 2013 as compared to the prior year and our average outstanding debt balance decreased $7.0 million to $558.1 million for the first quarter 2013 as compared to the same period last year. Interest expense included $1.7 million and $2.0 million for amortization of deferred debt issuance costs in the first half of 2013 and 2012, respectively.
Loss on Debt Extinguishment. During the second quarter 2012 we recorded $5.1 million for the loss on debt extinguishment related to the refinancing of the Term Loan at lower prevailing interest rates on March, 28, 2012. The expense consisted of $3.4 million for the write off of debt issuance costs and $1.7 million for a portion of the soft call premium and transaction fees.
Income Taxes. For the 26 weeks ended June 25, 2013, we recorded income tax expense of $5.0 million which resulted in an effective income tax rate of 18.9% compared to income tax expense of $4.1 million, or an effective tax rate of 25.4% during the prior year. For the 26 weeks ended June 25, 2013, the lower than statutory rate was primarily due to tax credits and a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013. The lower than statutory rate for 2012 was primarily attributable to federal employment-related tax credits.
Net Income. Net income for the 26 weeks ended June 25, 2013 was $21.3 million compared to $12.0 million for the prior year, an increase of $9.3 million. Operating income benefited $1.2 million from favorable product mix changes, cost saving initiatives, and improved labor productivity partially offset by increased ingredient costs. The remaining increase was attributable the loss on debt extinguishment in 2012 and lower interest expense partially offset by increased income tax expense.
Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our existing credit facility and the Senior Notes; (2) capital expenditures, including new unit development, asset development including asset upgrade requirements, WingStreet conversions and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut restaurants, Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash on hand and borrowings on our Revolving Facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining Term Loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $3.8 million at June 25, 2013. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At June 25, 2013, we had $81.7 million of borrowing capacity available under our Revolving Facility, net of $18.3 million of outstanding letters of credit. We utilized cash on hand of approximately $21.0 million to fund the Wendy’s restaurant acquisitions on July 22, 2013 and July 29, 2013, including amounts for initial franchise and development fees.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 26 weeks ended June 25, 2013 of $66.8 million consisted of (i) net income of $21.3 million, (ii) non-cash adjustments to net income of $30.1 million, and (iii) positive changes in assets and liabilities of $15.4 million largely due to reductions in accounts receivable, income tax refunds received and increased accounts payable and accrued interest which were partially offset by increases in prepaid expenses.
Cash provided by operating activities for the 26 weeks ended June 26, 2012 was $53.2 million and was reduced by $16.1 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses and accrued interest with proceeds from the sale of the Company. Cash flow from operating activities of $53.2 million consisted of (i) net income of $12.0 million, (ii) non-cash adjustments to net income of $35.8 million, and (iii) positive changes in operating assets and liabilities of $5.4 million due primarily to an increase in accrued interest due to the Transaction, decreased accounts receivable and increased accounts payable and payroll, which were partially offset by a reduction of $16.1 million for the payment of Transactions-related accrued expenses and interest, increased prepaid and other current assets and increased income taxes receivable.
Cash flows from investing activities
Cash flows used in investing activities were $21.6 million for the 26 weeks ended June 25, 2013 due to $22.1 million of investments in capital expenditures, partially offset by $0.5 million of proceeds from the disposition of assets. Cash flows used in investing activities were $471.5 million for the 26 weeks ended June 26, 2012. Net cash outflows for the 26 weeks ended June 26, 2012 were primarily impacted by costs relating to the Transactions totaling $436.1 million. In addition, we completed the Jacksonville, Florida acquisition of 36 stores for $19.4 million (including amounts paid for working capital settlement items and development fees) and invested $16.0 million in capital expenditures.
We currently expect our capital expenditure investment related to our Pizza Hut operations to be approximately $46.0 million to $50.0 million in fiscal 2013, including the development of 40 Delco units for approximately $12.2 million, the addition of the WingStreet product line to 290 units for approximately $7.3 million and $6.7 million for major asset actions and unit relocations. These amounts do not reflect the Development Incentives and WingStreet Incentives to which we would be entitled as a result of certain of these capital expenditures. Additionally, we expect our capital expenditures related to the recently acquired Wendy’s restaurants to be approximately $2.0 million in fiscal 2013.
Cash flows from financing activities
Net financing cash outflows were $2.9 million for the 26 weeks ended June 25, 2013 as a result of post-closing payments to the former owners of Holdings relating to the Acquisition. Net financing cash inflows were $376.4 million for the 26 weeks ended June 26, 2012. Year-to-date 2012 inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by the repayment of predecessor entity debt and other obligations of $372.7 million, debt issuance costs of $31.9 million and $18.7 million of expenses related to the Transactions. Additionally, we had a $1.7 million debt extinguishment expense related to the refinancing of our Term Loan on March 28, 2012.
Under the provisions of the credit agreement for the Term Loan and Revolving Facility (the “Senior Secured Credit Facilities”), the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the Term Loan not later than 95 days after each fiscal year end. The Company currently expects that it will be required to make a payment in 2014 of between $5.3 million and $6.4 million depending upon the amount of excess cash flow generated during the 2013 fiscal year and the Company’s leverage at fiscal 2013 year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.
As of June 25, 2013, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of June 25, 2013 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.73x	Not more than 6.0x
Minimum interest coverage ratio	2.15x	Not less than 1.3x
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
At June 25, 2013, we had $81.7 million of borrowing capacity available under our Revolving Facility net of $18.3 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs.
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
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		26 Weeks Ended
	June 25, 2013	June 26, 2012	June 25, 2013	June 26, 2012
Net income	$8,088	$2,989	21,332	$11,994
Adjustments:
Interest expense	10,237	11,467	20,477	24,381
Income tax expense	2,589	1,122	4,956	4,079
Depreciation and amortization	13,251	13,887	26,201	27,199
Net facility impairment charges	265	55	350	55
Pre-opening expenses and other	361	349	617	748
Loss on debt extinguishment	—	5,144	—	5,144
Transaction costs	146	195	182	478
Development and WingStreet Incentives	(1,720)	(800)	(2,350)	(1,040)
Adjusted EBITDA	$33,217	$34,408	$71,765	$73,038

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

Letters of Credit
As of June 25, 2013, we had letters of credit of $18.3 million issued under our Senior Secured Credit Facilities in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of June 25, 2013, we had $368.1 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.7 million without taking into account the interest rate floor and cap described below. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.25% as of June 25, 2013 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.25% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
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
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.17 and $0.15 per pound for the 26 weeks ended June 25, 2013 and June 26, 2012, respectively) would have been approximately $3.9 million and $3.7 million for the 26 weeks ended June 25, 2013 and June 26, 2012, respectively, without giving effect to the UFPC directed hedging programs.

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
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in our 2012 Form 10-K.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 2, 2013.

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

10.01***	NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective July 1, 2013.
10.02***	NPC International, Inc. POWR Plan for Key Employees as amended and restated effective July 1, 2013
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

10.08***	Amended and Restated Employment Agreement, dated as of July 22, 2013 by and between NPC International, Inc., NPC Restaurant Holdings, LLC and James K. Schwartz.
10.09***	Amended and Restated Employment Agreement, dated as of July 22, 2013, by and between NPC International, Inc., NPC Restaurant Holdings, LLC and Troy D. Cook.
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

21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated by reference to Exhibit 21.01 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 26 week periods ended June 25, 2013, filed on August 2, 2013, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 26 week periods ended June 25, 2013 and June 26, 2012 , (ii) the Consolidated Balance Sheets (unaudited) at June 25, 2013 and December 25, 2012, (iii) the Consolidated Statement of Equity (unaudited) for the 26 weeks ended June 25, 2013, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 26 weeks ended June 25, 2013 and June 26, 2012, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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