Form 10-Q
period 2013-09-24
NPC Restaurant Holdings, LLC
filed 2013-11-07
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of November 7, 2013, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 24, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$43,363	$25,493
Accounts and other receivables	6,597	11,631
Inventories	8,388	7,321
Prepaid expenses and other current assets	5,823	4,481
Deferred income taxes	14,978	17,445
Income taxes receivable	550	2,415
Total current assets	79,699	68,786
Facilities and equipment, less accumulated depreciation of $66,001 and $39,123, respectively	155,552	143,625
Franchise rights, less accumulated amortization of $27,426 and $15,535, respectively	623,351	622,634
Goodwill	292,230	290,502
Other assets, net	45,912	44,235
Total assets	$1,196,744	$1,169,782
Liabilities and member’s equity
Current liabilities:
Accounts payable	$28,415	$23,210
Accrued liabilities	57,062	46,309
Accrued interest	4,944	10,556
Current portion of insurance reserves	10,652	9,668
Current portion of debt	1,563	—
Total current liabilities	102,636	89,743
Long-term debt	556,562	558,125
Other deferred items	44,327	51,697
Insurance reserves	17,066	16,456
Deferred income taxes	216,788	218,290
Total long-term liabilities	834,743	844,568
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of September 24, 2013 and December 25, 2012)	—	—
Member’s capital	259,365	235,471
Total member’s equity	259,365	235,471
Total liabilities and member’s equity	$1,196,744	$1,169,782
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended
	September 24, 2013	September 25, 2012
Sales:
Net product sales	$249,348	$243,533
Fees and other income	11,457	12,700
Total sales	260,805	256,233
Costs and expenses:
Cost of sales	74,144	70,408
Direct labor	72,773	73,244
Other restaurant operating expenses	82,028	81,099
General and administrative expenses	14,637	14,320
Corporate depreciation and amortization of intangibles	4,747	4,488
Other	193	6
Total costs and expenses	248,522	243,565
Operating income	12,283	12,668
Interest expense	10,243	11,416
Income before income taxes	2,040	1,252
Income tax benefit	(522)	(1,126)
Net income	$2,562	$2,378
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	39 Weeks Ended
	September 24, 2013	September 25, 2012
Sales:
Net product sales	$763,422	$753,148
Fees and other income	38,310	37,060
Total sales	801,732	790,208
Costs and expenses:
Cost of sales	222,785	216,660
Direct labor	218,812	220,459
Other restaurant operating expenses	242,567	238,033
General and administrative expenses	44,158	43,158
Corporate depreciation and amortization of intangibles	13,620	13,123
Other	742	509
Total costs and expenses	742,684	731,942
Operating income	59,048	58,266
Interest expense	30,720	35,797
Loss on debt extinguishment	—	5,144
Income before income taxes	28,328	17,325
Income tax expense	4,434	2,953
Net income	$23,894	$14,372
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance December 25, 2012	$235,471
Net income	23,894
Balance at September 24, 2013	$259,365
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	39 Weeks Ended
	September 24, 2013	September 25, 2012
Operating activities
Net income	$23,894	$14,372
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,396	41,654
Amortization of debt issuance costs	2,494	3,072
Deferred income taxes	965	2,545
Loss on debt extinguishment	—	5,144
Debt extinguishment penalty	—	(1,702)
Other	520	25
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	5,742	2,840
Inventories	(787)	(37)
Prepaid expenses and other current assets	(475)	(1,415)
Accounts payable	5,205	4,764
Income taxes	1,865	(1,104)
Accrued interest	(5,612)	5,369
Accrued liabilities	2,879	(3,816)
Accrued Transaction costs and interest	—	(16,086)
Insurance reserves	1,594	1,973
Other deferred items	(1,067)	(858)
Other assets	(12)	94
Net cash provided by operating activities	77,601	56,834
Investing activities
Capital expenditures	(35,844)	(28,504)
Purchase of the stock of the Company	—	(431,540)
Purchase of Pizza Hut business assets, net of cash acquired	—	(19,371)
Purchase of Wendy’s business assets, net of cash acquired	(21,505)	—
Proceeds from sale or disposition of assets	554	189
Net cash used in investing activities	(56,795)	(479,226)
Financing activities
Borrowings under revolving credit facility	—	14,900
Payments under revolving credit facility	—	(14,900)
Payments on term bank facilities	—	(937)
Retirement of predecessor entity debt	—	(372,700)
Proceeds from equity contributions, net of costs of $18,735	—	216,635
Issuance of debt	—	565,000
Debt issue costs	(89)	(32,012)
Interest rate derivative	—	(636)
Proceeds from sale-leaseback transaction	—	1,006
Contingent consideration paid for the purchase of the Company	(2,847)	—
Net cash (used in) provided by financing activities	(2,936)	376,356
Net change in cash and cash equivalents	17,870	(46,036)
Beginning cash and cash equivalents	25,493	78,394
Ending cash and cash equivalents	$43,363	$32,358
Supplemental disclosures of cash flow information:
Net cash paid for interest	$33,719	$27,357
Net cash paid for income taxes	$2,449	$2,243

See accompanying notes to the unaudited consolidated financial statements.

.
NPC RESTAURANT HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.” On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).
Certain reclassifications have been made to the Consolidated Statements of Cash Flows (unaudited) and Note 5 to the Consolidated Financial Statements (unaudited) to conform to current year reporting.
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
Note 2 – Acquisitions and Business Combinations
On July 22, 2013, NPC’s wholly-owned subsidiary, NPCQB, completed the acquisition of 22 Wendy’s restaurants from the Wendy’s Company (“Wendy’s”) for $10.0 million, including initial franchise fees, plus amounts for working capital. NPCQB subsequently acquired two additional restaurants under development by Wendy’s for approximately $3.2 million, which amounts remain outstanding and will increase the overall purchase price when paid, thereby increasing the number of restaurants acquired to 24. One unit opened in September 2013 and the purchase price was accrued at September 24, 2013 and the second unit opened in October 2013. Additionally on July 29, 2013, NPCQB completed the acquisition of 13 Wendy’s restaurants from a Wendy’s franchisee, Value Foods Company, LLC, for $11.0 million, plus amounts for working capital. These acquisitions were funded with cash on hand. All of the acquired restaurants are located in and around the Kansas City metropolitan area.
As part of the purchase agreements for both acquisitions, NPCQB is required to complete certain agreed upon improvements to facilities within 18 months of the acquisition date. NPCQB estimates the cost of these improvements to be approximately $2.8 million. Wendy’s has agreed to reimburse up to $1.2 million for such investments in the units acquired from Wendy’s. This amount has been included as a receivable on the opening balance sheet. Additionally, NPCQB is required to complete image activations at 12 of the units acquired from Wendy’s by December 31, 2018. A development agreement was also entered into between NPCQB and Wendy’s whereby NPCQB agreed to develop five units over the next five years in the Kansas City metropolitan area.
As a result of these asset acquisitions, purchase accounting adjustments were made to the underlying assets based upon the appraisals associated with the valuation of certain assets. These estimates of fair value are preliminary, and are therefore subject to further refinement. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Franchise rights	$11,948
Fixed assets	6,166
Receivable from Wendy’s	1,200
Net unfavorable leases	(132)
Goodwill	1,728
Other	595
Total purchase price	$21,505

Estimated annual rent(1)	$2,778
(1) All of the restaurants are leased.

All of the goodwill recognized for these acquisitions will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2013 was approximately 21 years.
The pro forma impact of the asset acquisitions on the results of operations is included in the below table for periods prior to the acquisition dates in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma (unaudited) (in thousands)
	39 Weeks Ended
	Sept. 24, 2013	Sept. 25, 2012
Total sales	$829,470	$825,876
Net income	25,545	16,345

The unaudited Consolidated Statements of Income for the 39 weeks ended September 24, 2013 included $8.0 million of total sales and $0.3 million of net loss related to the units acquired in the asset acquisitions.
Note 3 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance at December 25, 2012	$290,502
Acquisitions	1,728
Balance at September 24, 2013	$292,230
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
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 24, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$650,777	$(27,426)	$623,351
Unfavorable leasehold interests, net	(4,772)	2,374	(2,398)
	$646,005	$(25,052)	$620,953

	December 25, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,169	$(15,535)	$622,634
Unfavorable leasehold interests, net	(4,640)	1,469	(3,171)
	$633,529	$(14,066)	$619,463
Amortization expense on intangible assets was $3.8 million and $3.5 million for the 13-week periods ended September 24, 2013 and September 25, 2012, respectively, and $11.0 million and $10.5 million for the 39 weeks ended September 24, 2013 and September 25, 2012, respectively.
Note 4 – Debt
The Company’s debt consisted of the following (in thousands):

	September 24, 2013	December 25, 2012
Term Loan	$368,125	$368,125
Senior Notes	190,000	190,000
Revolving Facility ($100 million) (1)	—	—
	558,125	558,125
Less current portion	1,563	—
	$556,562	$558,125

(1)
The Company had $81.7 million and $81.1 million of borrowing capacity available under its Revolving Facility, net of $18.3 million and $18.9 million of outstanding letters of credit at September 24, 2013 and December 25, 2012, respectively.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 24, 2013, the Company was in compliance with all of its debt covenants.

Under the provisions of the credit agreement for the Term Loan and Revolving Facility (the “Senior Secured Credit Facilities”), the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the Term Loan not later than 95 days after each fiscal year end. The Company currently expects that it will be required to make a payment in 2014 of between $4.9 million and $6.0 million depending upon the amount of excess cash flow generated during the 2013 fiscal year and the Company’s leverage at fiscal 2013 year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.
Note 5 – Fair Value Measurements
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
The following tables summarize the carrying amounts and fair values of certain assets at September 24, 2013 and December 25, 2012, (in thousands):

	September 24, 2013
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$8,592	$8,592	$5,580	$3,012	$—
Fixed income(1)	4,909	4,909	1,374	3,535	—
Money market fund(2)	37,484	37,484	—	37,484	—

	December 25, 2012
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$5,833	$5,833	$3,144	$2,689	$—
Fixed income(1)	4,344	4,344	369	3,975	—
Money market fund(2)	17,619	17,619	—	17,619	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At September 24, 2013 and December 25, 2012, $0.3 million related to the Deferred Compensation Plan and the POWR Plan is located in the other assets line item on the Consolidated Balance Sheets. At September 24, 2013 and December 25, 2012 the remaining $37.2 million and $17.3 million, respectively were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	September 24, 2013	December 25, 2012
Term Loan	$370,886	$369,966
Senior Notes	217,075	218,500
	$587,961	$588,466
Carrying value	$558,125	$558,125
The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.
Note 6 – Income Taxes
For the 39 weeks ended September 24, 2013, the Company recorded income tax expense of $4.4 million which resulted in an effective income tax rate of 15.7% compared to income tax expense of $3.0 million or an effective income tax rate of 17.0% during the prior year. For the 39 weeks ended September 24, 2013, the lower than statutory rate was primarily due to (i) tax credits, (ii) a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013 and (iii) other adjustments related to the filing of federal and state tax returns during the third quarter. The lower than statutory rate for the 39 weeks ended September 25, 2012 was primarily attributable to federal employment-related tax credits and a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $3.9 million and $4.6 million as of September 24, 2013 and December 25, 2012, respectively, was considered long term and was included in other deferred items in the Consolidated Balance Sheets.
Note 7 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 24, 2013	December 25, 2012
Payroll and vacation	$16,230	$18,020
Accrued payroll taxes	5,450	4,534
Sales tax payable	4,335	4,959
Contingent consideration accrued for the purchase of the Company	10,401	3,241
Other	20,646	15,555
	$57,062	$46,309
Note 8 – Commitments and Contingencies

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Note 9 – Transactions with Sponsor
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

Note 10 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB (f/k/a NPC Operating Company A, Inc.) and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing the two acquisitions of Wendy’s restaurants in the third quarter of fiscal 2013. NPC Op Co B does not have any assets, operations or cash flows as of September 24, 2013. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of September 24, 2013 and December 25, 2012, and for each of the 13-week and 39-week periods ended September 24, 2013 and September 25, 2012 (in thousands):
Condensed Consolidating Statements of Income

	13 Weeks Ended September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$252,798	$8,007	$—	$—	$260,805
Total costs and expenses	—	240,103	8,419	—	—	248,522
Operating income	—	12,695	(412)	—	—	12,283
Interest expense	—	10,243	—	—	—	10,243
Equity in net income of subsidiary	2,562	—	—	—	(2,562)	—
Income before income taxes	2,562	2,452	(412)	—	(2,562)	2,040
Income tax benefit	—	(427)	(95)	—	—	(522)
Net income	$2,562	$2,879	$(317)	$—	$(2,562)	$2,562

	13 Weeks Ended September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$256,233	$—	$—	$—	$256,233
Total costs and expenses	—	243,565	—	—	—	243,565
Operating income	—	12,668	—	—	—	12,668
Interest expense	—	11,416	—	—	—	11,416
Equity in net income of subsidiary	2,378	—	—	—	(2,378)	—
Income before income taxes	2,378	1,252	—	—	(2,378)	1,252
Income tax benefit	—	(1,126)	—	—	—	(1,126)
Net income	$2,378	$2,378	$—	$—	$(2,378)	$2,378

	39 Weeks Ended September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$793,725	$8,007	$—	$—	$801,732
Total costs and expenses	—	734,265	8,419	—	—	742,684
Operating income	—	59,460	(412)	—	—	59,048
Interest expense	—	30,720	—	—	—	30,720
Equity in net income of subsidiary	23,894	—	—	—	(23,894)	—
Income before income taxes	23,894	28,740	(412)	—	(23,894)	28,328
Income tax expense (benefit)	—	4,529	(95)	—	—	4,434
Net income	$23,894	$24,211	$(317)	$—	$(23,894)	$23,894

	39 Weeks Ended September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	790,208	$—	$—	$—	$790,208
Total costs and expenses	—	731,942	—	—	—	731,942
Operating income	—	58,266	—	—	—	58,266
Interest expense	—	35,797	—	—	—	35,797
Loss on debt extinguishment	—	5,144	—	—	—	5,144
Equity in net income of subsidiary	14,372	—	—	—	(14,372)	—
Income before income taxes	14,372	17,325	—	—	(14,372)	17,325
Income tax expense	—	2,953	—	—	—	2,953
Net income	$14,372	$14,372	$—	$—	$(14,372)	$14,372

Condensed Consolidating Balance Sheet

	September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$75,605	$4,094	$—	$—	$79,699
Facilities and equipment, net	—	148,055	7,497	—	—	155,552
Franchise rights, net	—	611,612	11,739	—	—	623,351
Goodwill	—	290,502	1,728	—	—	292,230
Investment in subsidiary	259,365	21,557	—	—	(280,922)	—
Other assets, net	—	44,203	1,709	—	—	45,912
Total assets	$259,365	$1,191,534	$26,767	$—	$(280,922)	$1,196,744
Liabilities and member’s equity:
Current liabilities	$—	98,858	3,778	$—	$—	$102,636
Long-term debt	—	556,562	—	—	—	556,562
Other liabilities and deferred items	—	59,639	1,754	—	—	61,393
Deferred income taxes	—	216,793	(5)	—	—	216,788
Member’s equity	259,365	259,682	21,240	—	(280,922)	259,365
Total liabilities and member’s equity	$259,365	$1,191,534	$26,767	$—	$(280,922)	$1,196,744

	December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$68,786	$—	$—	$—	$68,786
Facilities and equipment, net	—	143,625	—	—	—	143,625
Franchise rights, net	—	622,634	—	—	—	622,634
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	235,471	—	—	—	(235,471)	—
Other assets, net	—	44,235	—	—	—	44,235
Total assets	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782
Liabilities and member’s equity:
Current liabilities	$—	$89,743	$—	$—	$—	$89,743
Long-term debt	—	558,125	—	—	—	558,125
Other liabilities and deferred items	—	68,153	—	—	—	68,153
Deferred income taxes	—	218,290	—	—	—	218,290
Member’s equity	235,471	235,471	—	—	(235,471)	235,471
Total liabilities and member’s equity	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782

Condensed Consolidating Statements of Cash Flows

	39 Weeks Ended September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$75,002	$2,599	$—	$—	$77,601
Investing activities:
Capital expenditures	—	(35,776)	(68)	—	—	(35,844)
Purchase of Wendy’s business assets, net of cash acquired		—	(21,505)	—	—	(21,505)
Investment in NPCQB		(21,557)	—	—	21,557	—
Proceeds from sale or disposition of assets	—	554	—	—	—	554
Net cash flows used in investing activities	—	(56,779)	(21,573)	—	21,557	(56,795)
Financing activities:
Investment from parent	—	—	21,557	—	(21,557)	—
Other	—	(2,936)	—	—	—	(2,936)
Net cash flows used in financing activities	—	(2,936)	21,557	—	(21,557)	(2,936)
Net change in cash and cash equivalents	—	15,287	2,583	—	—	17,870
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$40,780	$2,583	$—	$—	$43,363

	39 Weeks Ended September 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$56,834	$—	$—	$—	$56,834
Investing activities:
Capital expenditures	—	(28,504)	—	—	—	(28,504)
Purchase of the stock of the Company	(216,635)	(431,540)	—	—	216,635	(431,540)
Purchase of Pizza Hut business assets, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from sale or disposition of assets	—	189	—	—	—	189
Net cash flows used in investing activities	(216,635)	(479,226)	—	—	216,635	(479,226)
Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Debt issue costs	—	(32,012)	—	—	—	(32,012)
Payment on term bank facilities	—	(937)	—	—	—	(937)
Other	—	370	—	—	—	370
Net cash provided by financing activities	216,635	376,356	—	—	(216,635)	376,356
Net change in cash and cash equivalents	—	(46,036)	—	—	—	(46,036)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394
Ending cash and cash equivalents	$—	$32,358	$—	$—	$—	$32,358

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
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
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of the franchisor;

•	the ability of the Pizza Hut system’s cost savings initiative to reduce our cost of sales;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Unified Foodservice Purchasing Co-op (“UFPC”) for the Pizza Hut system;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy

•	the risks associated with the expansion of our business, including risks relating to the integration of the Wendy’s restaurants recently acquired by us;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.

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
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2013 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the ninth largest restaurant unit operator, based on unit count, in the U.S. according to the 2013 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of September 24, 2013 we operated 1,252 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast and 36 Wendy’s units in 2 states. As of the third quarter of 2013, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
In July 2013, we acquired 35 Wendy’s restaurants and agreed to acquire two additional restaurants under construction for a total of 37 restaurants in two separate transactions. These acquisitions represent our initial entry into a second brand which we currently expect will be expanded through opportunistic acquisitions of markets and organic growth through development of new restaurants that meet our investment objectives. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City metropolitan area.
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
The results of operations for our Wendy’s restaurants are not material to the financial statements as they constitute only 3.2% of consolidated net product sales for the 13 weeks ended September 24, 2013 and 2.2% of total assets at September 24, 2013. See “Note 10 - Condensed Consolidating Financial Statements” to the unaudited Consolidated Financial Statements. Therefore, the discussion below references only our Pizza Hut restaurant operations unless otherwise specifically noted.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 39 weeks ended September 24, 2013, pizza sales accounted for approximately 79% of our Pizza Hut net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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
Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At September 24, 2013, 62% of our units include the WingStreet product line. We converted 132 units during the 39 weeks ended September 24, 2013 and currently expect to convert 448 additional units to WingStreet by the end of fiscal 2014. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	39 Weeks Ended
	September 24, 2013		September 25, 2012
Number of restaurants open at the end of the period:
Pizza Hut
Delco	553		503
RR	172		179
RBD	527		529
Total Pizza Hut units	1,252	(1)	1,211	(1)
Wendy’s units	36		—
Total units	1,288		1,211

(1)	Includes 771 units and 593 units offering the WingStreet product line, at September 24, 2013 and September 25, 2012, respectively.
Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuations in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category and promotional activity, but are constant across regions. We are a member of the UFPC, a cooperative set up to act as a central procurement service for the operators of Yum! Brands, Inc. restaurants (including Pizza Hut restaurants), and participate in various cheese hedging and procurement programs that are directed by the UFPC for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the UFPC, the UFPC expects to hedge approximately 30-50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives under the direction of the UFPC.

Wendy’s and its franchisees have established Quality Supply Chain Co-op, Inc. to manage contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume for the Wendy’s system in the United States and Canada.
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

Included within other restaurant operating expenses are royalties paid to PHI. Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses at the time development of a new unit is completed. The Development Incentive was renewed for fiscal 2013 and is renewable annually at PHI’s discretion. Development Incentives earned under the program will generally be received the year following development. We developed or relocated 34 units during the 39 weeks ended September 24, 2013 that were eligible for the incentive and earned Development Incentives of $2.7 million and we currently expect to develop an additional 6 units during the fourth quarter of fiscal 2013, which would allow us to earn an additional $0.5 million of Development Incentives.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 and 2014 (the “WingStreet Incentive”). WingStreet Incentives earned under the program will be recorded as a reduction to other operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 132 units during the 39 weeks ended September 24, 2013 and earned WingStreet Incentives of $1.3 million and currently expect to convert an additional 118 units during the fourth quarter of fiscal 2013, which would allow us to earn an additional $1.2 million of WingStreet Incentives.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for the 39 weeks ended September 24, 2013 and 4.8% for the 39 weeks ended September 25, 2012. Our blended average Wendy’s royalty rate as a percentage of total sales was 3.8% for the 39 weeks ended September 24, 2013.
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
Competition
The restaurant business is highly competitive. The QSR industry is a fragmented market, and includes well-established competitors.
Our Pizza Hut restaurants face competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. Limited product variability within our segment can make differentiation among competitors difficult. Thus, companies in the pizza segment continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales.

Our Wendy’s restaurants face competition from other food service operations within the same geographical area. Wendy’s restaurants compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. The location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.
Commodity Prices

Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the third quarter of fiscal 2013 averaged $1.73 per pound, a decrease of $0.05 or 2.4% versus the average price for the third quarter of fiscal year 2012.
Based upon current market conditions, we currently expect overall commodity inflation for Pizza Hut and Wendy’s for fiscal 2014 to be flat to deflationary as compared to 2013.
Labor Cost
The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. For our pizza operations, to the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.7 million in fiscal 2013.
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

Our critical accounting policies are available under Item 7 of our 2012 Form 10-K filed on March 8, 2013. There have been no significant changes with respect to these policies during the 39 weeks ended September 24, 2013.
Recently Issued Accounting Statements and Pronouncements
There were no new accounting pronouncements during the 39 weeks ended September 24, 2013 which affect our unaudited Consolidated Financial Statements.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 39-week periods ended September 24, 2013 and September 25, 2012:

	13 Weeks Ended Sept. 24, 2013			13 Weeks Ended Sept. 25, 2012
	Pizza Hut	Wendy’s	Consolidated	Pizza Hut(2)
Comparable store sales	(3.6)%	N/A(1)	(3.6)%	1.3%
Net product sales, (in thousands)	$241,341	$8,007	$249,348	$243,533
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.6%	33.1%	29.7%	28.9%
Direct labor	29.1%	31.5%	29.2%	30.1%
Other restaurant operating expenses	33.0%	29.9%	32.9%	33.3%

	39 Weeks Ended Sept. 24, 2013			39 Weeks Ended Sept. 25, 2012
	Pizza Hut	Wendy’s	Consolidated	Pizza Hut (2)
Comparable store sales	(3.2)%	N/A(1)	(3.2)%	3.9%
Net product sales, (in thousands)	$755,415	$8,007	$763,422	$753,148
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	29.1%	33.1%	29.2%	28.8%
Direct labor	28.6%	31.5%	28.7%	29.3%
Other restaurant operating expenses	31.8%	29.9%	31.8%	31.6%

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Prior year operations consisted of Pizza Hut only.

	13 Weeks Ended		39 Weeks Ended
	Sept. 24, 2013	Sept. 25, 2012	Sept. 24, 2013	Sept. 25, 2012
Pizza Hut Sales by occasion:
Delivery	35%	37%	37%	37%
Carryout	51%	47%	49%	48%
Dine-in	14%	16%	14%	15%
Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended
	Sept. 24, 2013			Sept. 25, 2012
	Wendy’s	Pizza Hut	Consolidated	Pizza Hut
Beginning of period	—	1,227	1,227	1,151
Acquired	36	1	37	36
Developed(1)	—	34	34	27
Closed(1)	—	(10)	(10)	(3)
End of period	36	1,252	1,288	1,211
Equivalent units(2)	24	1,235	1,259	1,184

(1)
For Pizza Hut, five units and one unit were relocated or rebuilt and are included in both developed and closed total above for the 39 weeks ended September 24, 2013 and September 25, 2012, respectively.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

The results of operations for our Wendy’s restaurants are not material to the financial statements as they constitute only 3.2% of consolidated net product sales for the 13 weeks ended September 24, 2013 and 2.2% of total assets at September 24, 2013. See “Note 10 - Condensed Consolidating Financial Statements” to the unaudited Consolidated Financial Statements. Therefore, the discussion below references only our Pizza Hut restaurant operations unless otherwise specifically noted.
13 Weeks Ended September 24, 2013 Compared to the 13 Weeks Ended September 25, 2012
Net Product Sales. Total net product sales for the third quarter of 2013 were $249.3 million compared to $243.5 million for the third quarter of 2012, an increase of $5.8 million, or 2.4%.
Pizza Hut net product sales for the third quarter of 2013 were $241.3 million compared to $243.5 million for the third quarter of 2012 a decrease of $2.2 million, or 0.9%, resulting primarily from a 3.6% increase in equivalent units for the third quarter as compared to the prior year, partially offset by a comparable store sales decrease of 3.6% rolling over last year’s third quarter comparable store sales increase of 1.3%.
Wendy’s net product sales for the third quarter of 2013 were $8.0 million or 3.3% of prior year total net product sales.
Fees and Other Income. Fees and other income for the third quarter of 2013, as compared to the same period of 2012, were $11.5 million and $12.7 million, respectively, a decrease of $1.2 million or 9.8%. The decrease was due to a decline in customer delivery charge income due to fewer delivery transactions as compared to the prior year as a result of carryout promotional activity during the third quarter.
Cost of Sales. Cost of sales for the third quarter of 2013 as compared to 2012, was $74.1 million and $70.4 million, respectively, an increase of $3.7 million or 5.3%. Cost of sales increased 0.8% as a percentage of net product sales, to 29.7%, compared to 28.9% in the prior year. This increase was due to increased ingredient costs partially offset by cost savings initiatives and favorable product mix and promotional changes.
Direct Labor. Direct labor costs for the third quarter of 2013, as compared to 2012, were $72.8 million and $73.2 million, respectively, a decrease of $0.4 million, or 0.6%. Direct labor costs were 29.2% of net product sales for the third quarter of 2013, a 0.9% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily due to improved labor productivity which more than offset the deleveraging effect of negative comparable store sales on the fixed labor components.
Other Restaurant Operating Expenses. Other restaurant operating expenses for the third quarter of 2013 were $82.0 million compared to $81.1 million for the prior year, an increase of $0.9 million, or 1.1%. Other restaurant operating expenses were 32.9% of net product sales for the third quarter of 2013 compared to 33.3% of net product sales for the prior year, a decrease of 0.4%.
The changes in other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 25, 2012	33.3%
Restaurant manager bonuses	(0.4)
Depreciation	(0.3)
Development incentives	(0.3)
Deleveraging of rent and occupancy costs	0.6
Other restaurant operating expenses as a percentage of net product sales for the 13 weeks ended September 24, 2013	32.9%
General and Administrative Expenses. General and administrative (“G&A”) expenses for the third quarter of 2013 were $14.6 million compared to $14.3 million for the third quarter of 2012, an increase of $0.3 million or 2.2%. This increase was largely due to increased G&A costs related to higher enterprise resource planning implementation expense, higher field personnel costs attributable to increased Pizza Hut unit count and acquisition of the Wendy’s operations and higher credit card transaction fees due to increased rates and increased credit card transactions. These costs were partially offset by lower incentive compensation expense.

Other. During the third quarter of 2013 we recorded $0.2 million for direct acquisition costs related to the Wendy’s acquisitions, compared to minimal other expense in the prior year.
Interest Expense. Interest expense was $10.2 million for the third quarter of 2013 compared to $11.4 million for the prior year, a decrease of $1.2 million due to lower interest rates resulting from the refinancing of the Senior Secured Credit Facilities in the second and fourth quarters of 2012 and lower average outstanding debt levels. Our cash borrowing rate decreased 0.6% to 6.7% for the third quarter of 2013 as compared to the prior year and our average outstanding debt balance decreased $6.0 million to $558.1 million for the third quarter 2013 as compared to the same period last year. Interest expense included $0.8 million and $1.1 million for amortization of deferred debt issuance costs in the third quarter of 2013 and 2012, respectively.
Income Taxes. For the third quarter of 2013, we recorded an income tax benefit of $0.5 million compared to an income tax benefit of $1.1 million during the prior year. For the third quarter of 2013, the income tax benefit was primarily due to tax credits in relation to lower projected taxable income plus other adjustments related to the filing of federal and state tax returns during the third quarter. The third quarter 2012 income tax benefit included a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions and lower than statutory rate primarily attributable to various federal employment-related tax credits.
Net Income. Net income for the third quarter of 2013 was $2.6 million compared to $2.4 million for the prior year quarter, an increase of $0.2 million. Operating income declined $0.4 million from increased ingredient costs and the deleveraging effect of lower comparable store sales, partially offset by improved labor productivity and cost savings initiatives. The remaining increase was attributable to lower interest expense.
39 Weeks Ended September 24, 2013 Compared to the 39 Weeks Ended September 25, 2012
Net Product Sales. Total net product sales for the 39 weeks ended September 24, 2013 were $763.4 million compared to $753.1 million for the prior year, an increase of $10.3 million, or 1.4%.
Pizza Hut net product sales for the 39 weeks ended September 24, 2013 were $755.4 million compared to $753.1 million for the prior year, an increase of $2.3 million or 0.3%, resulting primarily from a 4.3% increase in equivalent units for the 39 weeks ended September 24, 2013 as compared to the prior year, partially offset by a comparable store sales decrease of 3.2% rolling over last year’s comparable store sales increase of 3.9%.
Wendy’s net product sales for the 39 weeks ended September 24, 2013 were $8.0 million or 1.1% of prior year total net product sales.
Fees and Other Income. Fees and other income for the 39 weeks ended September 24, 2013, as compared to the same period of 2012, were $38.3 million and $37.1 million, respectively, an increase of $1.2 million or 3.4%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases and increased delivery transactions due to increased equivalent delivery units.
Cost of Sales. Cost of sales for the 39 weeks ended September 24, 2013, as compared to the prior year, was $222.8 million and $216.7 million, respectively, an increase of $6.1 million or 2.8%. Cost of sales increased 0.4% as a percentage of net product sales, to 29.2%, compared to 28.8% in the prior year. This increase was due to increased ingredient costs partially offset by cost savings initiatives and favorable product mix and promotional changes.

Direct Labor. Direct labor costs for the 39 weeks ended September 24, 2013, as compared to the prior year, were $218.8 million and $220.5 million, respectively, a decrease of $1.7 million, or 0.7%. Direct labor costs were 28.7% of net product sales for the 39 weeks ended September 24, 2013, a 0.6% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily due to improved labor productivity which more than offset the deleveraging effect of negative comparable store sales on the fixed labor components.
Other Restaurant Operating Expenses. Other restaurant operating expenses for the 39 weeks ended September 24, 2013 were $242.6 million compared to $238.0 million for the prior year, an increase of $4.6 million, or 1.9%. Other restaurant operating expenses were 31.8% of net product sales for the 39 weeks ended September 24, 2013 compared to 31.6% of net product sales for the prior year, an increase of 0.2%.
The changes in the other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 25, 2012	31.6%
Deleveraging of rent and occupancy costs	0.4
Delivery driver reimbursement expense	0.3
Depreciation	(0.3)
Restaurant manager bonuses	(0.3)
Development incentives	(0.3)
Other, net	0.4
Other restaurant operating expenses as a percentage of net product sales for the 39 weeks ended September 24, 2013	31.8%
General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 24, 2013 were $44.2 million compared to $43.2 million for the prior year, an increase of $1.0 million or 2.3%. This increase was largely due to increased G&A costs related to higher field personnel costs as a result of increased unit count and higher credit card transaction fees due to increased rates and increased credit card transactions. These costs were partially offset by lower incentive compensation expense.

Other. During the 39 weeks ended September 24, 2013, we recorded $0.7 million for other expense consisting of $0.4 million for facility impairment charges and $0.3 million for acquisition costs compared to $0.5 million in the prior year-to-date period for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 and the 36-unit Pizza Hut acquisition in February 2012.
Interest Expense. Interest expense was $30.7 million for the 39 weeks ended September 24, 2013 compared to $35.8 million for the prior year, a decrease of $5.1 million due to lower interest rates resulting from the refinancing of the Senior Secured Credit Facilities in the second and fourth quarters of 2012 and lower average outstanding debt levels. Our cash borrowing rate decreased 0.9% to 6.7% for the 39 weeks ended September 24, 2013 as compared to the prior year and our average outstanding debt balance decreased $6.7 million to $558.1 million for the year-to-date period of 2013 as compared to the same period last year. Interest expense included $2.5 million and $3.1 million for amortization of deferred debt issuance costs in the year-to-date period of 2013 and 2012, respectively.
Loss on Debt Extinguishment. During the second quarter 2012 we recorded $5.1 million for the loss on debt extinguishment related to the refinancing of the Term Loan at lower prevailing interest rates on March, 28, 2012. The expense consisted of $3.4 million for the write off of debt issuance costs and $1.7 million for a portion of the soft call premium and transaction fees.
Income Taxes. For the 39 weeks ended September 24, 2013, we recorded income tax expense of $4.4 million which resulted in an effective income tax rate of 15.7% compared to income tax expense of $3.0 million, or an effective tax rate of 17.0% during the prior year. For the 39 weeks ended September 24, 2013, the lower than statutory rate was primarily due to (i)tax credits, (ii) a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013 and (iii) other adjustments related to the filing of federal and state tax returns during the third quarter. The lower than statutory rate for the 39 weeks ended September 25, 2012 was primarily attributable to federal employment-related tax credits and a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions.
Net Income. Net income for the 39 weeks ended September 24, 2013 was $23.9 million compared to $14.4 million for the prior year, an increase of $9.5 million. Operating income benefited $0.8 million from improved labor productivity and favorable product mix changes partially offset by increased ingredient costs. The remaining increase was attributable to the loss on debt extinguishment in 2012 and lower interest expense partially offset by increased income tax expense.
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
Our working capital was a deficit of $22.9 million at September 24, 2013. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 24, 2013, we had $81.7 million of borrowing capacity available under our Revolving Facility, net of $18.3 million of outstanding letters of credit. We utilized cash on hand of approximately $21.5 million to fund the Wendy’s restaurant acquisitions in July 2013.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 39 weeks ended September 24, 2013 of $77.6 million consisted of (i) net income of $23.9 million, (ii) non-cash adjustments to net income of $44.4 million, and (iii) positive changes in assets and liabilities of $9.3 million largely due to increased accounts payable, reductions in accounts receivable, increased accrued liabilities and income tax refunds received which were partially offset by a decrease in accrued interest due to timing of payments.
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
Cash flows from investing activities
Cash flows used in investing activities were $56.8 million for the 39 weeks ended September 24, 2013 due to $35.8 million of investments in capital expenditures and $21.5 million for the acquisition of Wendy’s units, partially offset by $0.6 million of proceeds from the disposition of assets.
Cash flows used in investing activities were $479.2 million during the 39 weeks ended September 25, 2012 and were primarily impacted by costs relating to the Transactions totaling $431.5 million. In addition, we invested $28.5 million in capital expenditures (including approximately $0.8 million for IT equipment for the 36-unit acquisition) and completed the Jacksonville, Florida acquisition of 36 units for $19.4 million (including amounts paid for working capital settlement items and development fees) and received proceeds from the sale of assets of $0.2 million.
We currently expect our capital expenditure investment related to our Pizza Hut operations to be approximately $45.0 million to $49.0 million in fiscal 2013, including the development of 40 Delco units for approximately $10.8 million, the addition of the WingStreet product line to 250 units for approximately $6.3 million and $6.7 million for major asset actions and unit relocations. These amounts do not reflect the Development Incentives and WingStreet Incentives to which we would be entitled as a result of certain of these capital expenditures. Additionally, we expect our capital expenditures related to the recently acquired Wendy’s restaurants to be approximately $1.0 million in fiscal 2013.
Cash flows from financing activities

Net financing cash outflows were $2.9 million for the 39 weeks ended September 24, 2013 primarily to post-closing payments to the former owners of Holdings relating to the Acquisition. Net financing cash inflows were $376.4 million for the 39 weeks ended September 25, 2012. Year-to-date 2012 cash inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt of $372.7 million, debt issuance costs of $32.0 million and $18.7 million of expenses related to the Transactions. Also during 2012 we completed a sale-leaseback transaction for one property for proceeds of $1.0 million.
Under the provisions of the credit agreement for the Term Loan and Revolving Facility (the “Senior Secured Credit Facilities”), the Company is required under certain circumstances to make an excess cash flow mandatory prepayment on the Term Loan not later than 95 days after each fiscal year end. The Company currently expects that it will be required to make a payment in 2014 of between $4.9 million and $6.0 million depending upon the amount of excess cash flow generated during the 2013 fiscal year and the Company’s leverage at fiscal 2013 year-end. As this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above and as such we have not reflected any of this estimate as a current liability.
As of September 24, 2013, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of September 24, 2013 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	3.67x	Not more than 6.0x
Minimum interest coverage ratio	2.14x	Not less than 1.3x
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
At September 24, 2013, we had $81.7 million of borrowing capacity available under our Revolving Facility net of $18.3 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs.
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
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		39 Weeks Ended
	September 24, 2013	September 25, 2012	September 24, 2013	September 25, 2012
Net income	$2,562	$2,378	$23,894	$14,372
Adjustments:
Interest expense	10,243	11,416	30,720	35,797
Income tax (benefit) expense	(522)	(1,126)	4,434	2,953
Depreciation and amortization	14,195	14,455	40,396	41,654
Net facility impairment charges	76	30	426	85
Pre-opening expenses and other	321	423	938	1,171
Loss on debt extinguishment	—	—	—	5,144
Transaction costs	85	112	267	590
Development and WingStreet Incentives	(1,670)	(1,040)	(4,020)	(2,080)
Adjusted EBITDA	$25,290	$26,648	$97,055	$99,686

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

Letters of Credit
As of September 24, 2013, we had letters of credit of $18.3 million issued under our Senior Secured Credit Facilities in support of self-insured risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of September 24, 2013, we had $368.1 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.7 million without taking into account the interest rate floor and cap described below. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.25% as of September 24, 2013 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.25% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
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
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.17 and $0.16 per pound for the 39 weeks ended September 24, 2013 and September 25, 2012, respectively) would have been approximately $5.9 million and $5.6 million for the 39 weeks ended September 24, 2013 and September 25, 2012, respectively, without giving effect to the UFPC directed hedging programs.

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
Changes in internal control over financial reporting. The Company implemented its enterprise resource planning system during the third quarter of 2013 and subsequently, there has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2013.

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

10.01	NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective July 1, 2013.
10.02	NPC International, Inc. POWR Plan for Key Employees as amended and restated effective July 1, 2013
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

10.08	Amended and Restated Employment Agreement, dated as of July 22, 2013 by and between NPC International, Inc., NPC Restaurant Holdings, LLC and James K. Schwartz.
10.09	Amended and Restated Employment Agreement, dated as of July 22, 2013, by and between NPC International, Inc., NPC Restaurant Holdings, LLC and Troy D. Cook.
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

10.22***	Wendy’s International, Inc. unit franchise agreement dated as of July 22, 2013.
21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated by reference to Exhibit 21.01 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 39 week periods ended September 24, 2013, filed on November 8, 2013, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 39 week periods ended September 24, 2013 and September 25, 2012 , (ii) the Consolidated Balance Sheets (unaudited) at September 24, 2013 and December 25, 2012, (iii) the Consolidated Statement of Equity (unaudited) for the 39 weeks ended September 24, 2013, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 24, 2013 and September 25, 2012, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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