Form 10-K
period 2013-12-31
NPC Restaurant Holdings, LLC
filed 2014-03-07
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-K
 ____________________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No   ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
There is no market for the Registrant’s equity. As of March 7, 2014, there were 1,000 units of membership interests outstanding.

PART I
Trademarks and Trade Names
The trade name “Pizza Hut” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system and appearing in this Form 10-K are owned by Pizza Hut, Inc. (“PHI”) and are licensed to us for use with respect to the operation and promotion of our Pizza Hut restaurants. The “WingStreet” name is a trademark of WingStreet, LLC, an entity controlled by Yum! Brands, Inc. (“Yum!”). The trade name “Wendy’s” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Wendy’s system and appearing in this Form 10-K are owned by affiliates of Wendy’s and are licensed to us for use with respect to the operation and promotion of our Wendy’s restaurants. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Market and Industry Data
In this Form 10-K, we refer to information regarding the U.S. restaurant industry and the quick service restaurant sector from publicly available market research reports and other publicly available information. Unless otherwise indicated, corporate information regarding PHI in this Form 10-K has been made publicly available by Yum! and corporate information regarding Wendy's has been made publicly available by WII. We have not independently verified such data and we make no representations as to the accuracy of such information. None of the reports referred to in the Form 10-K were prepared for use in, or in connection with, this Form 10-K.

Item 1.	Business.
General
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as “the Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2013 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the ninth largest restaurant unit operator, based on unit count, in the U.S. according to the 2013 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of December 31, 2013 we operated 1,263 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast and 91 Wendy’s units in 3 states. As of December 31, 2013, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
In July 2013, we acquired 37 Wendy’s units in two separate transactions. Additionally, in December 2013 we acquired 54 Wendy’s units. These acquisitions represent our initial entry into a second brand which we currently expect will be expanded through opportunistic acquisitions of restaurants in additional markets and organic growth through development of new restaurants that meet our investment objectives. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City and Salt Lake City metropolitan areas.
NPC is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, its name was changed to National Pizza Company, and it was subsequently renamed NPC International, Inc. on July 12, 1994.
The Transactions. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (“the Acquisition”) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain affiliated entities.
In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities and repurchased or redeemed all then outstanding Senior Subordinated Notes. The Company concurrently obtained new debt financing to consummate the Acquisition and make the related debt repayment through a combination of a term loan, a revolving credit facility and the issuance of Senior Notes. The Acquisition and new debt financing are collectively referred to as the "Transactions".

Overview

Our Pizza Hut restaurants are diversely located, ranging from metro to small-town markets with approximately 45% of our restaurants located in “1 to 2 Pizza Hut Towns.” Our size and scale provides significant operating efficiencies and geographic and market diversity within certain regions of the country. We believe our diversity of locations, including having a substantial number of units located in non-metro locations and small cities provides a cost effective and diversified basis for operations. Additionally, we are an operationally driven company that is focused on running efficient restaurants while providing high levels of customer service and quality food at attractive values.
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
Currently 67% of our units offer the WingStreet product line at December 31, 2013 and we expect to convert approximately 350 units to include the WingStreet product line during fiscal 2014, which would expand our offering of the WingStreet product line to approximately 94% of our Pizza Hut units. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery.
Our Wendy’s restaurants are open seven days a week and serve both lunch and dinner. Our Wendy’s units are generally free-standing restaurants and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information with respect to each fiscal period:

	December 31, 2013	December 25, 2012	December 27, 2011
Pizza Hut:
Average annual revenue per restaurant(1)	$819,881	$838,690	$824,235

Sales by occasion:
Carryout	49%	48%	46%
Delivery	37%	37%	37%
Dine-in	14%	15%	17%

Number of restaurants open at the end of the period:
RBD	527	528	527
Delco	567	523	447
RR	169	176	177
Total Pizza Hut restaurants	1,263(2)	1,227(2)	1,151(2)

Wendy’s:
Average annual revenue per restaurant(3)	$1,350,387	N/A	N/A

Sales by occasion:
Pick-up window	65%	N/A	N/A
Counter service	35%	N/A	N/A
Number of restaurants open at the end of the period	91	N/A	N/A
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,240, 1,192 and 1,138 in 2013, 2012 and 2011, respectively.

(2)	Includes 841, 613 and 531 units offering the WingStreet product line, as of fiscal year end 2013, 2012 and 2011, respectively.

(3)	In computing the average for our Wendy’s units, pro forma annual net product sales were divided by 88 full-year equivalent units.

Approximately 16%, or $136.8 million, of our fiscal 2013 delivery and carry-out sales were processed by our customer service representatives in three call centers. As of December 31, 2013, substantially all of the delivery and carry-out sales for 222 restaurants were processed by these call centers. In addition, these call centers process overflow delivery and carry-out orders for approximately 989 units. We are currently migrating away from the full-time call center model by moving the majority of the calls back into the restaurant while continuing to leverage our call centers for overflow orders. Internet and mobile ordering are becoming increasingly important to our customers. In fiscal 2013, 22.5% of our delivery and carry-out orders were placed digitally compared to 18.9% of orders in fiscal 2012.

Pizza Hut, Inc.
Pizza Hut, Inc. (“PHI”) is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 28, 2013, the Pizza Hut brand had over 6,300 restaurants and delivery units in the United States and over 7,000 international units in over 85 other countries and territories, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.
PHI is owned and operated by Yum! Brands, Inc., or “Yum!” Yum! is the world’s largest QSR company, based on number of units, and as of December 28, 2013, its brands comprised approximately 38,200 units (excluding licensed units) in more than 125 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell and KFC. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.
Wendy’s
Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment. At December 29, 2013, there were 6,158 Wendy’s restaurants in operation in North America. In addition, at December 29, 2013, there were 399 franchised Wendy’s restaurants in operation in 27 countries and territories other than North America.
The Wendy’s Company (“Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, Inc., now known as Wendy’s International, LLC (“WII”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Wendy’s Company” refers to The Wendy’s Company and its direct and indirect subsidiaries.
Our Products
Pizza Hut

Pizza Hut restaurants generally provide full table service, carry-out and delivery and a menu featuring pizza, pasta, buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 79% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.
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
The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery, WingStreet is already the largest dedicated wing brand in the U.S., based on number of units and is included in over 77% of domestic Pizza Hut units. Currently 67% of our units operate with the WingStreet format with an additional 350 units expected to be converted during fiscal 2014 bringing WingStreet to approximately 94% of our Pizza Hut units.
New product innovations are vital to the continued success of any restaurant and PHI maintains a research and development department which develops new products and recipes, tests new procedures and equipment and approves suppliers for Pizza Hut products. All new products are developed by PHI and franchisees are prohibited from offering any other products in their restaurants unless approved by PHI.
Wendy’s
Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty™ desserts and kids’ meals.

Business Growth Strategy
An important part of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our market share year over year. We intend to augment this basic strategy with (i) the development of new Delco locations and Wendy’s units within our existing territories as justified by the number of currently unserved households and other relevant demographics, (ii) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants (iii) rebuilding, relocating or adding the WingStreet product line to existing Pizza Hut assets to better serve our customers and (iv) other acquisition opportunities in the restaurant industry.

Franchise Agreements

Pizza Hut
On January 1, 2003, we began operating under new franchise agreements with PHI, pursuant to two types of agreements: territory franchise agreements (“TFA’s”) and location franchise agreements (“LFA’s”). TFA’s govern the franchise relationship between PHI and us with respect to a specific geographical territory, while LFA’s govern the franchise relationship between PHI and us with respect to specified restaurants.
We operate approximately 51% of our units under LFA’s, with the remaining units operating under TFA’s.
Territory franchise agreements. Our TFA’s provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area; however, this has not occurred to date. As of December 31, 2013, we had no commitments for future development under any TFA. Pursuant to our TFA’s, we are required to pay a royalty rate of 4.0% of RBD and RR sales and 4.5% of Delco sales, as defined in the franchise agreements. The royalty rate for the TFA delivery units will increase to 4.75% as of January 1, 2020 and to 5.0% as of January 1, 2030.
Location franchise agreements. Our LFA’s provide us with the right to operate a Pizza Hut restaurant at a specific location. For dine-in restaurants or “Dine-ins,” which are typically free-standing restaurants which offer on-location dining room service and include both RR and RBD units, PHI may not develop or franchise a new Dine-in in a geographical circle centered on the restaurant containing 15,000 households and with a radius of at least one mile and no more than ten miles. For Delcos, as long as we provide adequate delivery service to our delivery area, PHI may not provide or license delivery service to any point within the delivery area. If PHI identifies an opportunity to open a new restaurant, within a Site Specific Market (no Territorial franchisees and no PHI-owned units), and we operate the closest Pizza Hut restaurant, PHI must first offer the new opening opportunity to us. Under our 2003 LFA, we are required to pay a royalty rate of 6.5% of sales, as defined in the franchise agreements. Completion of a remodel of a Dine-in results in a 1.5% royalty rate reduction. Rebuilds and relocations qualify for a 2.5% reduction of the royalty rate at that location.
Other terms of franchise agreements. The TFA’s are effective until December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. The LFA’s are also effective until December 31, 2032 at which time we may renew them at our option for a 20-year term. Pursuant to our franchise agreements, PHI must approve our opening of any new restaurant and the closing of any of our existing restaurants. In addition, the franchise agreements contain restrictions on our ability to raise equity capital and require approval to effect a change of control. PHI has a right of first refusal to acquire existing Pizza Hut restaurants which we may seek to acquire. The franchise agreements also govern the operation of their respective franchises with respect to issues such as restaurant upkeep, advertising, purchase of equipment, the use of Pizza Hut trademarks and trade secrets, training and assistance, advertising, the purchase of supplies, books and records and employee relations. If we fail to comply with PHI’s standards of operations, PHI has various rights, including the right to terminate the applicable franchise agreement, redefine the franchise territory or terminate our right to establish additional restaurants in a territory. The franchise agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. At no time during our history has PHI sought to terminate any of our franchise agreements, redefine our territories or otherwise limit our franchise rights.
Franchise agreement asset upgrade requirements. As an alternative to performing Major Asset Actions (“MAA”), (defined as a rebuild, relocate, or remodel) on Dine-ins, PHI has approved that any relocation out of a Dine-in to a new Delco will reduce our MAA requirement on remaining Dine-ins by an amount equal to such relocations, within the respective franchise agreements noted below, to the extent of any such requirements. This alternative is renewable at PHI’s discretion.
The 2003 LFA and TFA’s require us to perform facility upgrades to Dine-ins constructed before 1998; however, there is no specific provision under the franchise agreements related to required asset activity with respect to our Delco’s. All MAA activities must be completed by December 31, 2015. Estimated costs to complete the asset upgrade requirements for all franchise agreements are included in Note 11 of the Notes to Consolidated Financial Statements - Commitments and Contingencies and the Off Balance Sheet Arrangements and Contractual Obligations table included in Item 7.
The 2006 LFA that we executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville, TN requires us to bring all assets, including Delco’s in that market, in compliance with PHI’s minimum asset standards. We have one remaining Dine-in that is required to have a MAA completed by October 2018. We were in full compliance with the upgrade requirements defined in the agreement as of December 31, 2013.
Between December 2008 and February 2009, the Company acquired 294 units under the 2008 LFA which was amended effective with the acquisition of the units primarily as follows:

•
Kansas City. This agreement for 51 units was amended to be substantially similar (including royalty rates) to the 2003 TFA. This agreement expires December 31, 2032 and contains perpetual 20-year renewal terms subject to certain criteria. This agreement, as amended, does not require any future development activity but does require that we complete MAA’s by December 2021 on certain qualifying Dine-ins in the market.

•
Florida, Georgia, Iowa, and St. Louis. These agreements were amended to be substantially similar to the 2006 LFA executed in the Nashville acquisition for the 138 units acquired in Florida, Georgia, and Iowa as a part of the December 9, 2008 acquisition and for the 50 units acquired in St. Louis as a part of the February 17, 2009 acquisition. These agreements expire December 31, 2032 and contain a 20-year renewal term subject to certain criteria with no opportunity for royalty reduction for MAA’s, except for four assets paying royalties of 6.5% that can realize a royalty reduction of 2.5% for a rebuild or relocation or 1.5% for a major remodel if completed by January 1, 2016. These agreements, as amended, do not require any future development activity but do require that we complete 23 MAA’s by December 2019, on certain qualifying Dine-ins in the market.

•
Denver. Two agreements for 55 units were executed as part of the January 20, 2009 acquisition, which expire December 31, 2032 and contain perpetual 20-year renewal terms subject to certain criteria. For 25 units in the market, an agreement was amended to be substantially similar to the 2006 location franchise agreement executed in the Nashville acquisition. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for MAA’s. The agreement for the remaining 30 units was amended to be substantially similar to the 2003 TFA, paying a royalty rate between 4.0%-4.6% of sales for all asset types. This agreement, as amended, requires that we complete three MAA’s by January 2019 on certain qualifying Dine-ins in the market.

The 2012 LFA that we executed in conjunction with our acquisition in February 2012 of 36 units from PHI in and around Jacksonville, FL requires us to bring all assets in compliance with PHI’s minimum asset standards within 6 years of acquisition date. The 2012 LFA expires on December 31, 2032 and contains a 20-year renewal. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for MAA’s. This agreement, as amended, does not require any future development activity but does require that we complete three MAA’s by February 2022 on certain qualifying Dine-ins in the market.
WingStreet agreement. Effective December 25, 2007, the Company entered into a new agreement (the “WingStreet agreement”) with PHI that terminated its prior WingStreet franchise agreement addendum, which the Company had operated under since December 16, 2005. This agreement identifies the WingStreet concept as a Pizza Hut product line or menu extension that is to be incorporated under the Company’s existing franchise agreements with PHI. The royalty rate paid on WingStreet sales is the same as Pizza Hut product sales. The WingStreet agreement provides that the maximum royalty fee to be charged to a Delco unit that incorporates the WingStreet product line should not exceed 6.25% of sales, as defined in the franchise agreements. This rate was a reduction from the existing royalty rate of 6.5% that was being paid on certain units operating under our LFA’s.
Development Incentives. Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed, subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses in the year the qualifying asset is opened. Incentive rebates earned under the program will largely be received in the fiscal year following development. This incentive was renewed for fiscal 2013 and fiscal 2014 and is renewable annually at PHI’s discretion.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 and fiscal 2014. The incentive will be recorded in the year of conversion and the incentive will be received within 12 months of unit conversion.

Our blended average royalty rate for Pizza Hut units (excluding development incentives) as a percentage of total sales was 4.9% for fiscal 2013, 4.8% for both fiscal 2012 and fiscal 2011.

Wendy’s

On July 22, 2013, we began operating under franchise agreements with WII that are for specific locations. Each franchise agreement begins at the date of the acquisition and continues for the length of the underlying lease or 20 years, whichever is shorter. Each agreement also has one 10 year renewal, subject to certain conditions. We are required to pay 4.0% of gross sales, as defined in the franchise agreements, subject to certain incentives. Our blended average royalty rate for Wendy’s units as a percentage of total sales was 3.8% for fiscal 2013. The agreements govern the operation of WII's respective franchises with respect to such issues as restaurant upkeep, advertising, purchase of supplies, food specifications and standards, inspections and use of WII proprietary marks and trade secrets. If we fail to substantially comply with the standards or procedures set forth in the franchise agreement, WII may terminate the franchise agreement. The franchise agreements may also be terminated upon other events, including our bankruptcy or insolvency.

Development agreements were also entered into between NPCQB and Wendy’s Company whereby NPCQB agreed to develop a total of 10 units over the next five years in the Kansas City and Salt Lake City metropolitan areas. Additionally, NPCQB is required to complete asset specific Image Activations (“IA’s”) (defined as a refresh, remodel or scrape and rebuild) at 27 of the units acquired from Wendy’s Company in the Kansas City and Salt Lake City metropolitan areas by December 31, 2018.

Promotion and Advertising

Pizza Hut
We spend on average 6% of net product sales from our Pizza Hut units on local and national Pizza Hut advertising activities. We are required under our franchise agreements to be a member of the International Pizza Hut Franchise Holder’s Association (“IPHFHA”), an independent association of substantially all Pizza Hut franchisees. IPHFHA requires its members to pay dues, which are spent primarily for national advertising and promotion. Dues are 2.5% of gross sales, as defined in the franchise agreements from our Pizza Hut units. AdCom, a joint advertising committee, consisting of representatives from PHI and IPHFHA, directs the national advertising campaign. PHI is not a member of IPHFHA, but has agreed to make contributions with respect to those restaurants it owns on a per-restaurant basis to AdCom at the same rate as its franchisees.
In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreements, to advertising cooperatives (“advertising co-op’s”). The advertising co-op’s control the advertising within designated market areas. The advertising co-op’s are required to use their funds to purchase broadcast media advertising within the designated marketing areas. All advertisements must be approved by PHI.
Effective in 2012 and continuing through 2014, the advertising co-op’s agreed to transfer amounts equal to 1.50% of member gross sales from local advertising to Adcom for its national advertising campaign, bringing the total national advertising budget to 4.00%. Also during this term, each advertising co-op has the option to rebate the remaining contribution of 0.25% of gross sales back to co-op members if not used to fund local media initiatives.
For 2008 through 2011, the advertising co-op’s agreed to transfer amounts equal to 0.75% of member gross sales from local advertising to AdCom for its national advertising campaign, bringing the total national advertising budget to 3.25%.
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
Wendy’s
We spend on average 4% of total net sales from our Wendy’s units on local and national Wendy’s advertising activities. We are required under our franchise agreements to contribute to the national advertising funds and for local and regional advertising programs governed by the Wendy’s Unit Franchise Agreement. As of December 31, 2013, the contribution rate for our Wendy’s units was 3.25% of total net sales for national advertising and 0.75% of gross sales for local and regional advertising. Beginning in 2014, the rate is 3.50% of total net sales for national advertising and 0.50% for local and regional advertising.
Supplies and Distribution

Pizza Hut
We purchase substantially all equipment, supplies and food products required in the operation of our Pizza Hut restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by Restaurant Supply Chain Solutions, LLC (“RSCS”) (f/k/a the Unified Foodservice Purchasing Co-op LLC), a cooperative set up to act as a central procurement service for the operators of Yum! franchises.
We rely upon one distributor to provide most of our food and other supplies. Under our direction, our distributor will purchase all products under terms negotiated by RSCS or another cooperative designated by us. If the product is not available through an RSCS agreement, then our distributor may purchase from another Yum! approved source. Our restaurants take delivery of food supplies one to two times a week.
Wendy’s

Wendy’s entered into a purchasing co-op relationship agreement with its franchisees to establish Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume. All QSCC members (including the Wendy’s Company) pay sourcing fees to third party vendors on products which are sourced through QSCC.
Information Technology

Pizza Hut
Our Pizza Hut restaurants have a point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s online ordering site - www.pizzahut.com. In over 924 of our units, the POS system includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items. We plan to add the kitchen management system to approximately 75 qualifying units by 2015.
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
Wendy’s
Our Wendy’s restaurants have a POS cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. In all units, the POS system includes a kitchen monitor system, which automatically displays customer orders allowing cooks to prepare orders in the order they were received.

Product sales and inventory are captured through the back office system and transferred to our accounting service provider for accurate and timely reporting. We recently implemented a new enterprise resource planning (“ERP”) system in fiscal year 2013 and plan to bring our NPCQB operations onto our ERP system during the first half of 2014. Management and support personnel have access to on-line reporting systems which provide extensive time critical management data.  All stores utilize third party software as the back office reporting system and transmit accounting data via the internet for centralized reporting.

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

Pizza Hut
Within the QSR pizza segment, we compete directly with Domino’s Pizza, Papa John’s, Little Caesars, Cici’s and numerous regional chains and locally-owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system. More broadly, we also compete in the food purchase industry against supermarkets and others such as Papa Murphy’s who offer “take-and-bake” pizza products. Consumers have become more value conscious and have reduced discretionary spending in response to high levels of unemployment and other factors. As a result, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits.
Wendy’s

Our Wendy’s restaurants face competition from other food service operations within the same geographical area. Wendy’s restaurants compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. We compete directly with McDonald’s, Burger King, Hardee’s and Chick-fil-A. The location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.
Intellectual Property

The trade name “Pizza Hut,” and all other trademarks, service marks, symbols, slogans, emblems, logos and design used in the Pizza Hut system are owned by PHI. The “WingStreet” name is a trademark of WingStreet, LLC. The trade name “Wendy’s” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Wendy’s system are owned by affiliates of Wendy’s. All of the foregoing are of material importance to our business and are licensed to us under our franchise agreements for use with respect to the operation and promotion of our restaurants.
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
We are subject to laws relating to information security, privacy and consumer credit, protection and fraud. We are also subject to laws relating to nutritional content, nutritional labeling, product safety and menu labeling. We are also subject to federal and state environmental regulations.

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
Seasonality
Our Pizza Hut business is seasonal in nature with net product sales typically being higher in the first half of the fiscal year. Our Wendy’s business is also seasonal in nature with net product sales typically being higher in the spring and summer months. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Working Capital Practices
Our working capital was a deficit of $48.0 million as of December 31, 2013. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our primary distributors. If we were to utilize the 30 day term of trade credit for these distributors, it would increase our cash position by approximately $27.5 million; however this would not impact our working capital.
Employees
As of December 31, 2013, we had over 29,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

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
The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $4.6 million in 2013, without giving effect to the RSCS directed hedging programs. In addition, our participation in the food hedging programs directed by the RSCS may hedge less than half of our cheese purchases and therefore may not adequately protect us from price fluctuations.
Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Approximately 34% of our units operate in states where the state minimum wage rate exceeds the federal minimum wage rate. We currently expect that 29% of our total units will incur an increase in state minimum wage rates in 2014, while 28% of total units experienced an increase in 2013. In addition, there are currently a number of federal and state initiatives and proposals to further increase minimum wage rates.

We are highly dependent on the Pizza Hut system and our success is tied to the success of PHI’s brand strength, marketing campaigns and product innovation. In addition, our Wendy's units are dependent upon the strength of WII’s brand, marketing and product innovation.
We are a franchisee of PHI and are highly dependent on PHI for our operations. Due to the nature of franchising and our agreements with PHI, our success is, to a large extent, directly related to the success of the Pizza Hut restaurant system, including the financial condition, management and marketing success of PHI and the successful operation of Pizza Hut restaurants owned by other franchisees. Further, if Yum! Brands Inc. were to reallocate resources away from the Pizza Hut brand in favor of its other brands, the Pizza Hut brand could be harmed, which would have a material adverse effect on our operating results. These strategic decisions and PHI’s future strategic decisions may not be in our best interests and may conflict with our strategic plans.
Our ability to compete effectively depends upon the success of the management of the Pizza Hut system; for example, we depend on PHI’s introduction of innovative products, promotions and advertising to differentiate us from our competitors, drive sales and maintain the strength of the Pizza Hut brand. If PHI fails to introduce successful innovative products and launch effective marketing campaigns, our sales may suffer. As a result, any failure of the Pizza Hut system to compete effectively would likely have a material adverse effect on our operating results.
Under our franchise agreements with PHI, we are required to comply with operational programs and standards established by PHI. In particular, PHI maintains discretion over the menu items that we can offer in our restaurants. If we fail to comply with PHI’s standards of operations, PHI has various rights, including the right to terminate the applicable franchise agreement, redefine the franchise territory or terminate our right to establish additional restaurants in a territory. The franchise agreements may also be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of the Company. If any of our franchise agreements were terminated or any of our franchise rights were limited, our business, financial condition and results of operations would be harmed.
PHI must also approve the acquisition or opening of any new restaurant and the closing of any of our existing restaurants. Therefore, PHI could limit our ability to expand our operations through acquisitions and require us to continue operating underperforming units. In addition, the franchise agreements contain restrictions on our ability to raise equity capital and require approval to effect a change of control.
Similar to our franchise relationship with PHI, the success of our Wendy's units is, to a large extent, directly related to the success of the WII restaurant system, including the financial condition, management, food quality and innovation and marketing success of WII and the successful operation of Wendy's restaurants owned by other franchisees. Any failure of the WII restaurant system to compete effectively would likely have a material adverse effect on the operating results of our Wendy's units. We are parties to franchise agreements with WII which govern the operation of all of our Wendy's restaurants, and may be terminated by WII upon certain events, including our failure to comply with the standards or procedures set forth in the franchise agreements or our bankruptcy or insolvency. WII must approve the acquisition or opening of any new restaurant and could limit our ability to expand our operations through acquisitions.

The U.S. Quick Service Restaurant market is highly competitive, and that competition could affect our operating results.
We compete on a broad scale with Quick Service Restaurants, or “QSRs,” and other national, regional and local restaurants. The overall food service market generally and the QSR market, in particular, are intensely competitive with respect to price, service, location, personnel and type and quality of food. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by PHI and WII and their competitors. In addition, we compete within the food service market and the QSR sector not only for customers, but also for management and hourly employees and suitable real estate sites. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, which would have an adverse effect on our operating results.
Our annual and quarterly financial results may fluctuate depending on various factors, including seasonality of the business, many of which are beyond our control.
Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average same store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	the development and introduction of new menu offerings that appeal to changing consumer preferences;

•	timing of holidays or other significant events;

•	seasonality of demand; and

•	changes in competitive and economic conditions generally.
Certain of the foregoing events may directly and immediately decrease demand for our products, and therefore, may result in an adverse effect on our results of operations and cash flow.
In addition, our Pizza Hut business is seasonal in nature with net product sales typically being higher in the first half of the year. Our Wendy’s business is also seasonal in nature with net product sales typically being higher in the spring and summer months.
We face risks associated with litigation from customers, employees and others in the ordinary course of business.
Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact the brand reputation of Pizza Hut or Wendy’s, hindering our ability to grow our business.
Further, we may be subject to employee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract our management’s attention from our business operations. We have been subject to these types of claims, and if one or more of these claims were to be successful, or if there is a significant increase in the number of these claims, our business, financial condition and results of operations could be adversely affected.
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
Incidents involving food-borne illnesses, food tampering or other concerns can cause damage to our franchisors’ brands and swiftly affect our sales and profitability.
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
We are subject to extensive federal, state and local laws and regulations, including those relating to:

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act of 1990;

•	compliance with the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010;

•	industry regulation regarding credit card information;

•	reporting of credit card information; and

•	working and safety conditions;
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
Adverse media reports on our restaurant segment or brand, such as incidents involving food-borne illnesses, food tampering or other concerns, whether or not accurate, could damage our franchisors’ brands and adversely affect consumer demand and our sales and profitability.
Adverse media reports on our segment of the restaurant industry, such as pizza or hamburgers, or restaurants operating under a particular brand, can have an almost immediate and significant adverse impact on companies operating in that segment or restaurants using that brand, even though they have personally not engaged in the conduct being publicized. Such sensationalist media topics could include food borne illness, food contamination, unsanitary conditions or discriminatory behavior. Reports of food-borne illnesses (such as e-coli, mad cow disease, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR segment and could in the future affect us as well. If such a situation was to arise, consumer demand for the food products we sell and our results of operations could be adversely affected, regardless of our lack of ownership of the relevant locations where the incidents may have occurred.
Our systems may fail or be damaged, which could harm our operations and our business.
Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. System defects, failures, interruptions, unauthorized entries or viruses could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to litigation claims, fraud losses or other liabilities.
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

Our business is dependent on the secure and reliable operation of our information systems, including those used to operate and manage our business, and to allow our customers to order online and through call centers. Security breaches could expose us to a risk of loss or misuse of our information or that of our customers, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers, or both. If an actual or perceived breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may have a material adverse effect on our financial results and cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.
A person who is able to circumvent our security measures could misappropriate our or our customer’s confidential information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business and revenues. Any well-publicized compromise of either our security or the security of other Pizza Hut or Wendy’s operators could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived to be secure.
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
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of our customer’s personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

Our results of operations could be adversely affected by increased costs as a result of changes in laws relating to health care.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us were scheduled to become effective in 2014 and have been extended to 2015. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. For our Pizza Hut units, we use one primary distributor to provide most all of our food and other supplies. If our distributor fails to meet its service requirements for any reason, it could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. Likewise, all of our cheese is purchased from a single supplier, the loss of which could have a material adverse effect on our business.
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
A significant portion of our sales is derived from products, including pizza, which can contain high levels of fat, carbohydrates, and sodium. The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid pizza, hamburgers and other products we offer in favor of foods perceived to be healthier, demand for our products may be reduced and our business would be harmed. If PHI and WII do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer.
Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.
Failure to successfully implement our growth strategy could harm our business.
Our growth strategy includes expanding our ownership and operation of Wendy's units through opportunistic acquisitions of restaurants in additional markets and organic growth through development of new restaurants that meet our investment objectives. In addition, we may continue to grow our business by opening and selectively acquiring Pizza Hut or other restaurants. We may not be able to achieve our growth objectives and these new restaurants may not be profitable. The opening and success of restaurants we may open or acquire in the future depends on various factors, including:

•	our ability to obtain the necessary approvals from PHI or WII;

•	our ability to negotiate the acquisition of additional units from WII or other Wendy's franchisees upon acceptable terms in desirable markets;

•	our ability to successfully operate the WII’s brand and develop and implement the infrastructure necessary to manage new Wendy's units in new markets;

•	our ability to obtain or self-fund adequate development financing;

•	competition from other QSRs in current and future markets;

•	our degree of saturation in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	our ability to successfully integrate acquired locations;

•	sales and margin levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	permitting and regulatory compliance;

•	the ability to meet construction schedules;

•	our ability to hire and train qualified management and other personnel; and

•	general economic and business conditions.
In addition, the QSR pizza and hamburger market is mature with limited opportunity for unit growth. If we are unable to successfully implement our growth strategy, our revenue growth and profitability may be adversely affected.
We currently have limited experience operating Wendy's restaurants. In addition, some restaurants constructed or acquired in the future may be located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results.
Local conditions, events, and natural disasters could adversely affect our business.
Certain of the regions in which our units are located have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes, hurricanes and tornadoes. Depending upon its magnitude, a natural disaster could severely damage our stores or call centers, which could adversely affect our business, financial condition and results of operations. We currently maintain property and business interruption insurance through our aggregate property policy for each of our stores. However, in the event of a significant natural disaster or other cataclysmic occurrence, our insurance coverage may not be sufficient to offset all property damages and lost sales. In addition, upon the expiration of our current insurance policies, adequate coverage may not be available at economically justifiable rates, if at all.
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
As of December 31, 2013, we owned the land and/or the building for 23 restaurants and leased the land and/or building for 1,331 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.
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

In addition, we self-insure a significant portion of expected losses under our workers’ compensation, employee medical, general liability, auto and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to resolve or settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with resolving or settling claims associated with these programs, or if a judgment substantially in excess of our insurance coverage is entered against us, our financial condition and cash flow could be adversely affected.
Our franchisors may not be able to adequately protect their intellectual property, which could harm the value of the Pizza Hut or Wendy’s brand and branded products and adversely affect our business.
The success of our business depends on our continued ability to use our franchisors’ existing trademarks, service marks and other components of the Pizza Hut and Wendy’s brands in order to increase brand awareness and further develop our branded products. We have no control over the Pizza Hut or Wendy’s brands. If our franchisors do not adequately protect their brands, our competitive position and operating results could be harmed.
We are not aware of any assertions that the trademarks or menu offerings we license from PHI or WII infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business and operating results.
Failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the Securities and Exchange Commission (“SEC”) could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business.
We are required to maintain effective disclosure controls and procedures and effective internal control over financial reporting in connection with our filing of periodic reports with the SEC under the Exchange Act. Failure to maintain effective disclosure controls and procedures and internal control over financial reporting or to comply with Section 404, or the report by us of a material weakness, may cause investors to lose confidence in our financial statements. If we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.

Our substantial leverage and lease obligations could affect our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and restrict our future activities.
We are a highly leveraged company. Our total outstanding indebtedness on December 31, 2013 was $565.1 million, comprised of our revolving credit facility of $7.0 million ("Revolving Facility"), our term loan of $368.1 million ("Term Loan", and together with the Revolving Facility, our "Senior Secured Credit Facilities") and $190.0 million of Senior Notes. We can also borrow secured debt up to $110.0 million under our Revolving Facility. We had $18.3 million of letters of credit issued and outstanding, and borrowings of $7.0 million, resulting in $84.7 million of borrowing capacity under our Revolving Facility on December 31, 2013. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”
We also have, and will continue to have, significant lease obligations. As of December 31, 2013, our minimum annual rental obligations under long-term operating leases for fiscal 2014 and fiscal 2015 were $56.6 million and $51.5 million, respectively.
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

Our Senior Secured Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to engage in specified types of transactions. In addition, under our Senior Secured Credit Facilities, we are required to satisfy and maintain specified amortizing financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Secured Credit Facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”
Future acquisitions, depending on the size, may require borrowings beyond those available on our Revolving Facility and therefore may require utilization of the additional term loan borrowing capacity under our Senior Secured Credit Facility as well as other sources of debt or additional equity capital. Changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our Senior Secured Credit Facilities, if at all. If we were to access additional debt financing beyond our Senior Secured Credit Facilities to sustain our capital resource growth, additional financing could be at higher costs than the Company’s currently outstanding borrowings. In addition any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions.

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

We may experience difficulties in the continued implementation of our new enterprise resource planning system, which could adversely affect our ability to operate our business and adversely affect our financial condition, results of operations and cash flows.

We recently implemented a new enterprise resource planning (“ERP”) system in fiscal year 2013 and plan to bring our NPCQB operations onto our ERP system during the first half of 2014. We did not replace our point of sale system described under Item 1.“Business - Information Technology.” Our new ERP system is critical to our ability to accurately maintain books and records, record transactions, prepare our financial statements and operate our business. Any disruptions, delays, or deficiencies in the design and continued implementation of the new ERP system could result in potentially much higher costs than we have anticipated and could adversely affect our ability to operate our business, and could adversely impact our internal controls, disclosure controls and procedures and our ability to file SEC reports in a timely manner.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table sets forth certain information regarding restaurants operated by the Company as of December 31, 2013.

	Pizza Hut Units	Wendy’s Units	Total
Alabama	108	—	108
Arkansas	64	—	64
Colorado	54	—	54
Delaware	10	—	10
Florida	176	—	176
Georgia	90	—	90
Idaho	35	—	35
Illinois	55	—	55
Indiana	4	—	4
Iowa	64	—	64
Kansas	33	18	51
Kentucky	22	—	22
Louisiana	17	—	17
Maryland	4	—	4
Minnesota	5	—	5
Mississippi	73	—	73
Missouri	84	19	103
North Carolina	48	—	48
North Dakota	14	—	14
Oklahoma	26	—	26
Oregon	35	—	35
South Carolina	6	—	6
South Dakota	22	—	22
Tennessee	95	—	95
Texas	17	—	17
Utah	—	54	54
Virginia	95	—	95
Washington	6	—	6
West Virginia	1	—	1
	1,263	91	1,354
As of December 31, 2013, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to six years for Pizza Hut units and an average of 20 years for Wendy’s units. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased Pizza Hut properties are owned by unaffiliated entities. The majority of our Wendy’s units are leased from the Wendy’s Company.

Restaurants in Operation as of December 31, 2013
	Own	Lease	Total
Pizza Hut units
Red Roof`	15	154	169
RBD	7	520	527
Delco	1	566	567
Total Pizza Hut units	23	1,240	1,263
Wendy’s units	—	91	91
	23	1,331	1,354

The Company operated 1,354 restaurants as of December 31, 2013, located in buildings either leased or owned by us. Pizza Hut property sites range from 10,000 to 80,000 square feet. Typically, Red Roof and RBD units range from 1,800 to 5,000 square feet, including a kitchen area and customer seating capacity. Delco units range from 1,000 to 3,000 square feet. Wendy’s property sites average approximately 37,000 square feet and units average approximately 3,000 square feet and include customer seating capacity.
We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for ten of our regional offices (which includes shared space with one territory office), one territory office, one training office and three call centers.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding membership units of the Company. The Company did not pay any distributions on membership units in fiscal year 2013 or 2012. The Company’s debt facilities include limitations on the Company’s ability to pay cash dividends and distributions.
The Company did not issue or sell any equity securities during fiscal 2013 that were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any membership units during fiscal 2013.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the financial statements of the Company, which can be found in Item 8. Due to the impact of the changes resulting from the purchase accounting adjustments described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-New Basis of Accounting” below, the statement of operations data presentation separates our results into two periods: (1) the period ending with December 27, 2011, the day preceding the consummation of the Transactions and (2) the period beginning on December 28, 2011 utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts presented under restaurant operating data and consolidated balance sheet data are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented. All amounts are in thousands, except restaurant operating data, and all periods have been adjusted to reflect the effect of discontinued operations, unless otherwise noted.

	Successor		Predecessor
	53 Weeks ended Dec. 31, 2013(2)	52 Weeks ended Dec. 25, 2012(1)	52 Weeks ended Dec. 27, 2011	52 Weeks ended Dec. 28, 2010	52 Weeks ended Dec. 29, 2009
Summary of Operations:
Total sales	$1,094,032	$1,048,923	$980,973	$978,284	$882,465
Operating income	79,925	78,225	26,404(3)	56,412	39,252
Interest expense	42,016	46,691	25,201	29,283	31,266
Income from continuing operations	29,742	15,020	4,706	21,464	10,449
Loss from discontinued operations, net of taxes	—	—	—	—	(59)
Net income	$29,742	$15,020	$4,706	$21,464	$10,390
Restaurant Operating Data:
Number of restaurants (at period end)	1,354(4)	1,227(4)	1,151	1,136	1,149(4)
Comparable store sales index(5)	(3.7)%	1.9%	0.4%	10.1%	(10.2)%
Working capital(6)	$(47,964)	$(20,957)	$(2,893)	$(40,188)	$(68,238)
Consolidated Balance Sheet Data(6):
Total assets	$1,205,112	$1,169,782	$848,728	$825,228	$829,324
Total debt (including current portion)	$565,125	$558,125	$372,700	$402,370	$433,710
_____________________

(1)
The Company engaged in the Transactions on December 28, 2011 in connection with the acquisition of the Company by NPC Holdings (see Note 2 of the Notes to Consolidated Financial Statements - Acquisitions and Purchase Accounting).

(2)
The fiscal year ended December 31, 2013 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $19.0 million of net product sales in 2013.

(3)	Includes $26.6 million of transaction costs related to the Acquisition.

(4)	We acquired 91 Wendy’s units during fiscal 2013 and 36 Pizza Hut units during the first quarter 2012. We acquired 105 Pizza Hut units and sold 42 Pizza Hut units during the first quarter of 2009.

(5)	Comparable store sales refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.

(6)	Amounts were not adjusted for discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction
As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income show our operating results for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2013 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the ninth largest restaurant unit operator, based on unit count, in the U.S. according to the 2013 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of December 31, 2013 we operated 1,263 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast and 91 Wendy’s units in 3 states. As of December 31, 2013, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
In July 2013, we acquired 35 Wendy’s units and two additional units under construction for a total of 37 units in two separate transactions. Additionally, in December 2013 we acquired 53 Wendy’s units and one restaurant under construction for a total of 54 units. These acquisitions represent our initial entry into a second brand which we currently expect will be expanded through opportunistic acquisitions of restaurants in additional markets and organic growth through development of new restaurants that meet our investment objectives. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City and Salt Lake City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal year 2013 contained 53 weeks; fiscal years 2012 and 2011 each contained 52 weeks. For convenience, fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011 are referred to as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The Transactions. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (“the Acquisition”) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliated entities.
In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities and repurchased or redeemed all then outstanding Senior Subordinated Notes. The

Company concurrently obtained new debt financing to consummate the Acquisition and make the related debt repayment through a combination of a term loan, a revolving credit facility and the issuance of Senior Notes. The Acquisition and new debt financing are collectively referred to as the "Transactions".

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

The results of operations for our Wendy’s restaurants are not material to the financial statements as they constitute only 2.4% of consolidated net product sales for the 53 weeks ended December 31, 2013 and 4.7% of total assets at December 31, 2013. See “Note 15 - Condensed Consolidating Financial Statements” to the Consolidated Financial Statements.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal year 2013, pizza sales accounted for approximately 79% of our Pizza Hut net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut brand, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of stores in operation, store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months.
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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. Currently 67% of our units include the WingStreet product line at December 31, 2013 and we expect to convert approximately 350 units to WingStreet over the next year. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

The following table sets forth certain information with respect to each fiscal period:

	December 31, 2013	December 25, 2012	December 27, 2011
Pizza Hut:
Average annual revenue per restaurant(1)	$819,881	$838,690	$824,235

Number of restaurants open at the end of the period:
RBD	527	528	527
Delco	567	523	447
RR	169	176	177
Total Pizza Hut restaurants	1,263(2)	1,227(2)	1,151(2)

Wendy’s:
Average annual revenue per restaurant(3)	$1,350,387	N/A	N/A
Number of restaurants open at the end of the period	91	N/A	N/A
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,240, 1,192 and 1,138 for Pizza Hut in 2013, 2012 and 2011, respectively.

(2)	Includes 841, 613 and 531 units offering the WingStreet product line, as of fiscal year end 2013, 2012 and 2011, respectively.

(3)	In computing the average for our Wendy’s units, pro forma annual net product sales were divided by 88 full-year equivalent units.
Sales Change/Comparable Store Sales. The primary driver of sales growth in fiscal 2013 was the additional week of operations for the 53 week year, organic unit growth and the acquisition of the 91 Wendy’s units which were partially offset by a comparable store sales decrease of 3.7% for fiscal year 2013 for our Pizza Hut operations. Fiscal 2013 contained 53 weeks of operations as compared to 52 weeks for fiscal 2012. We estimate the additional, or 53rd week, added approximately $19.0 million of net product sales in fiscal 2013.

The following table summarizes the quarterly and annual comparable store sales results for our Pizza Hut units for fiscal years 2013, 2012 and 2011 for stores that have been operated by the Company for at least 12 months:

	Comparable Store Sales Growth/(Decline)
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
2013	(2.2)%	(3.7)%	(3.6)%	(5.2)%	(3.7)%
2012	5.1%	5.1%	1.3%	(4.0)%	1.9%
2011	(4.7)%	(2.8)%	0.4%	9.7%	0.4%

Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by RSCS, RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2014 through a combination of derivatives taken under the direction of the RSCS.

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
Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These Development Incentives are recorded as a reduction to other operating expenses in the year the qualifying asset is opened. The offering of Development Incentives was renewed for fiscal 2014 and is renewable annually at PHI’s discretion. Incentive rebates earned under the program for development during a fiscal year will largely be received the year following development. We developed 40 units, relocated 9 units and 45 units during fiscal 2013 and 2012, respectively, qualifying us for Development Incentives of $3.9 million and $3.6 million, respectively and currently expect to develop an additional 14 units during fiscal 2014.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 and 2014 (the “WingStreet Incentive”). WingStreet Incentives earned under the program are recorded as a reduction to other operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 188 units during fiscal 2013 and earned WingStreet Incentives of $1.9 million. We currently expect to convert an additional 350 units during fiscal 2014.
Royalties paid to PHI are impacted by changes in royalty rates under the Company’s existing franchise agreements. Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for fiscal 2013 and 4.8% for both fiscal 2012 and fiscal 2011. For delivery units currently operating under the Company’s existing territory franchise agreements, effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.
Our blended average Wendy’s royalty rate as a percentage of total sales was 3.8% for fiscal 2013.
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
Recent Results of Operations

Looking forward to our first quarter of fiscal 2014, we are experiencing continued soft comparable store sales and elevated cheese prices which are conspiring to place significant pressure on margins.

General Economic Conditions and Consumer Spending
Continued high unemployment rates and legislative uncertainty have caused the consumer to experience a real and perceived reduction in disposable income which has negatively impacted consumer spending in most segments of the restaurant industry over the last several years, including the segment in which we compete. Specifically, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.

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

Our Wendy’s restaurants face competition from other food service operations within the same geographical area. Wendy’s restaurants compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. We compete directly with McDonald’s, Burger King, Hardee’s and Chick-fil-A. The location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for fiscal 2013 averaged $1.76 per pound, an increase of $0.06 or 4% versus the average price during fiscal year 2012.
Based upon current market conditions, we currently expect overall commodity inflation for Pizza Hut and Wendy’s for fiscal 2014 to be flat to positive 1% as compared to fiscal 2013.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our delivery sales mix increases due to acquisition of units or customer preference, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.7 million in fiscal 2014. However, there are currently a number of federal and state initiatives and proposals to further increase minimum wage rates, which could be material to our operations.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us were scheduled to become effective in 2014 and have recently been extended to 2015. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.
Additionally, changes in federal labor laws and regulations relating to union organizing rights and activities could result in portions of our workforce being subjected to greater organized labor influence, thereby potentially increasing our labor costs, and could have a material adverse effect on our business, results of operations and financial condition.
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
Long-lived Assets. We review long-lived assets related to each unit quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the decision to close the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

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

Additionally, if an indicator of impairment exists, the results of the designated marketing area for our Pizza Hut units or store cash flows for our Wendy’s units, that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows are developed using historical results projected over the remaining term of the agreements. The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our business, results of operations and financial condition. As of December 31, 2013 we had $640.2 million in franchise rights, (see Note 5 of the Notes to Consolidated Financial Statements - Goodwill and Other Intangible Assets).
Goodwill. We have two operating segments (our Pizza Hut and Wendy’s operations) and two reporting units for purposes of evaluating goodwill for impairment. Goodwill was $292.6 million as of December 31, 2013.
Goodwill primarily originated with the Acquisition. Additional goodwill was recorded in connection with the acquisition of 91 Wendy’s units in fiscal 2013 and 36 Pizza Hut units in February 2012.
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

We completed our annual impairment testing during the second quarter of 2013 and determined that goodwill was not impaired.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the allocation of the purchase price for acquisitions in fiscal year 2013.
Self-insurance Accruals. We operate with a significant self-insured retention of expected losses under our workers’ compensation, employee medical, general liability and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Liabilities for insurance reserves have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation and general liability programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual settlements or resolutions under our insurance program are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $2.7 million for the fiscal year ended December 31, 2013.
Recently Issued Accounting Statements and Pronouncements
See Note 3 to the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 53 weeks ended December 31, 2013, the 52 weeks ended December 25, 2012 and December 27, 2011:

	53 Weeks Ending			52 Weeks Ending
	Dec. 31, 2013			Dec. 25, 2012	Dec. 27, 2011
	Pizza Hut	Wendy’s	Consolidated	Pizza Hut (2)	Pizza Hut (2)
Comparable store sales	(3.7)%	N/A(1)	(3.7)%	1.9%	0.4%

Net product sales, (in thousands)	$1,016,652	$25,381	$1,042,033	$999,718	$937,980
Fees and other income, (in thousands)	51,999	—	51,999	49,205	42,993
Total sales, (in thousands)	$1,068,651	$25,381	$1,094,032	$1,048,923	$980,973

Net product sales(3)	100%	100%	100%	100%	100%
Fees and other income(3)	5.1%	—	5.0%	4.9%	4.6%
Direct restaurant costs and expenses(3):
Cost of sales	29.4%	33.1%	29.5%	28.9%	30.3%
Cost of labor	28.4%	30.0%	28.5%	29.1%	29.2%
Other restaurant operating expenses	31.8%	29.3%	31.7%	31.6%	31.6%

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Prior year operations consisted of Pizza Hut only.

(3)	Stated as a percentage of net product sales.

	December 31, 2013	December 25, 2012	December 27, 2011
Pizza Hut Sales by occasion:
Carryout	49%	48%	46%
Delivery	37%	37%	37%
Dine-in	14%	15%	17%

Wendy’s sales by occasion:
Pick-up window	65%	N/A	N/A
Counter service	35%	N/A	N/A

Activity with respect to unit count is set forth in the table below:

	53 Weeks Ended			52 Weeks Ended
	Dec. 31, 2013			Dec. 25, 2012	Dec. 27, 2011
	Wendy’s	Pizza Hut	Consolidated	Pizza Hut	Pizza Hut
Beginning of period	—	1,227	1,227	1,151	1,136
Acquired	91	1	92	36	—
Developed(1)	—	49	49	49	22
Closed(1)	—	(14)	(14)	(9)	(7)
End of period	91	1,263	1,354	1,227	1,151

Equivalent units(2)	19	1,240	1,259	1,192	1,138

(1)
For the 53 weeks ended December 31, 2013 and the 52 weeks ended December 25, 2012 and December 27, 2011, seven units, three units and five units, respectively, were relocated or rebuilt and are included in both the developed and closed totals above.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

The results of operations for our Wendy’s restaurants are not material to the financial statements as they constitute only 2.4% of consolidated net product sales for the 53 weeks ended December 31, 2013 and 4.7% of total assets at December 31, 2013. See “Note 15 - Condensed Consolidating Financial Statements” to the Consolidated Financial Statements.

Fiscal 2013 Compared to Fiscal 2012
Net Product Sales. Pizza Hut net product sales for the 53 weeks ended December 31, 2013 compared to the 52 weeks ended December 25, 2012 were $1,016.7 million and $999.7 million, respectively, an increase of $17.0 million or 1.7%, resulting largely from the additional, or 53rd week, which we estimate added approximately $19.0 million of net product sales in fiscal 2013 or 1.9% of prior year net product sales. This increase was partially offset by a comparable store sales decrease of 3.7% for fiscal year 2013, rolling over last year’s comparable store sales increase of 1.9%.
Wendy’s net product sales for fiscal 2013 were $25.4 million.
Fees and Other Income. Fees and other income were $52.0 million for fiscal 2013, compared to $49.2 million for the prior year, for an increase of $2.8 million or 5.7%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases.
Cost of Sales. Cost of sales was $306.9 million for fiscal 2013, compared to $288.7 million for the prior year for an increase of $18.2 million or 6.3%. Cost of sales increased 0.6%, as a percentage of net product sales, to 29.5%, compared to 28.9% in the prior year. This increase was due to increased ingredient costs partially offset by cost savings initiatives.
Direct Labor. Direct labor costs for fiscal 2013 as compared to the prior year were $296.7 million and $290.6 million, respectively, an increase of $6.1 million, or 2.1%. Direct labor costs were 28.5% of net product sales for fiscal 2013, a 0.6% decrease compared to the prior year largely due to improved labor productivity and lower workers’ compensation expense which more than offset the deleveraging effect of negative comparable store sales on the fixed labor components.
Other Restaurant Operating Expenses. Other restaurant operating expenses for fiscal 2013 were $330.6 million compared to $315.7 million for the prior year, an increase of $14.9 million or 4.7%. Other restaurant operating expenses as a percent of net product sales were 31.7% of net product sales for fiscal 2013 compared to 31.6% for the prior year, an increase of 0.1%.
The changes in other restaurant operating expenses as a percentage of net product sales are explained as follows:

Other restaurant operating expenses as a percentage of net product sales for the 52 weeks ended December 25, 2012	31.6%
Deleveraging of rent and occupancy costs	0.4
Delivery driver insurance expense	0.2
Delivery driver reimbursement expense	0.2
Other	0.1
Depreciation	(0.3)
Restaurant manager bonuses	(0.3)
Development Incentives and WingStreet Incentives	(0.2)
Other restaurant operating expenses as a percentage of net product sales for the 53 weeks ended December 31, 2013	31.7%
Depreciation expense for store operations was $38.6 million or 3.7% of net product sales for the 53 weeks ended December 31, 2013 compared to $40.5 million or 4.1% of net product sales for the prior year.
General and Administrative Expenses. General and administrative (“G&A”) expenses for fiscal 2013 were $60.2 million compared to $57.7 million for the prior year, an increase of $2.5 million or 4.3%. This increase was largely due to increased G&A costs in support of higher field personnel costs attributable the acquisition of the Wendy’s operations and increased Pizza Hut unit count, increased salaries expense and credit card fees due to the 53rd or extra week in fiscal 2013 and higher credit card transaction fees due to increased rates and increased credit card transactions. These costs were partially offset by lower incentive compensation expense.
Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $18.6 million and $17.8 million fiscal 2013 and 2012, respectively.

Transaction Costs. During fiscal year 2013, the Company recorded $0.4 million for acquisition costs for the Wendy’s restaurants as compared to $0.6 million in fiscal year 2012 for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 and the 36-unit Pizza Hut acquisition in February 2012.
Other. We recorded $0.8 million of net expense for fiscal year 2013 as compared to $0.5 million of other income for the prior fiscal year. Included in this category for fiscal 2013 were facility impairment charges of $0.7 million compared to charges of $0.3 million for the prior year. Offsetting this expense for fiscal 2012 was a gain on disposition of assets for $0.7 million.

Interest Expense. Interest expense was $42.0 million for fiscal 2013 compared to $46.7 million for the prior year, a decrease of $4.7 million due to lower interest rates resulting from the refinancings of the Senior Secured Credit Facilities in the second and fourth quarters of 2012. Our average outstanding debt balance decreased $5.2 million to $558.6 million for fiscal 2013 as compared to the prior year and our cash borrowing rate decreased 0.8% to 6.7% for fiscal 2013 as compared to the prior year. Interest expense included $3.5 million and $4.1million for amortization of deferred debt issuance costs in fiscal 2013 and 2012, respectively.

Loss on debt extinguishment. During the second and fourth quarters of 2012 we recorded $5.1 million and $9.1 million, respectively, for the loss on debt extinguishment related to the refinancing of the Senior Secured Credit Facilities at lower prevailing interest rates on March 28, 2012 and November 21, 2012. The total debt extinguishment expense of $14.2 million consisted of $10.5 million for the write off of debt issuance costs and $3.7 million for transaction fees. No such extinguishment expense was recorded related to the refinancing completed during the fourth quarter of 2013.

Income Taxes. For fiscal 2013, we recorded income tax expense of $8.2 million, or an effective rate of 21.5%, compared to $2.3 million, or an effective rate of 13.2% for the prior year. For fiscal 2013, the lower than statutory rate was primarily due to (i) tax credits, (ii) a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013 and (iii) other adjustments related to the filing of federal and state tax returns during the third quarter. The lower than statutory rate for fiscal 2012 was primarily attributable to federal employment-related tax credits and a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions.

Net Income. Net income for fiscal 2013 was $29.7 million compared to $15.0 million for the prior year. Operating income benefited $1.7 million primarily from improved labor productivity partially offset by increased ingredient costs. The remaining increase was attributable to the loss on debt extinguishment in 2012 and lower interest expense partially offset by increased income tax expense.

Fiscal 2012 Compared to Fiscal 2011
Net Product Sales. Net product sales for fiscal 2012 compared to fiscal 2011 were $999.7 million and $938.0 million, respectively, an increase of $61.7 million or 6.6% resulting largely from a comparable store sales increase of 1.9% for fiscal year 2012, rolling over the prior year’s comparable store sales increase of 0.4% and a 4.7% increase in equivalent units for fiscal year 2012 as compared to the prior year.
Fees and Other Income. Fees and other income were $49.2 million for fiscal 2012, compared to $43.0 million for the prior year, for an increase of $6.2 million or 14.4%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases, an increase in equivalent delivery units and an increase in delivery transactions.
Cost of Sales. Cost of sales was $288.7 million for fiscal 2012, compared to $284.3 million for the prior year for an increase of $4.4 million or 1.6%. Cost of sales decreased 1.4%, as a percentage of net product sales, to 28.9%, compared to 30.3% in the prior year. This decrease was largely due to lower ingredient and packaging costs associated with the cost savings initiatives instituted in the Pizza Hut system beginning in 2011 as well as lower commodity costs.
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
Depreciation expense for store operations was $40.5 million or 4.1% of net product sales for the 52 weeks ended December 25, 2012 compared to $32.9 million or 3.5% of net product sales for the prior year predecessor period largely due to higher depreciation resulting from higher carrying values of fixed assets due to the Transactions-related purchase accounting adjustments.
General and Administrative Expenses. General and administrative (“G&A”) expenses for fiscal 2012 were $57.7 million compared to $60.6 million for the prior year, a decrease of $2.9 million or 4.8%. This decrease was largely due to $8.0 million of litigation expenses in 2011 partially offset by higher incentive compensation and salaries expense, increased credit card transaction fees and costs associated with our enterprise resource planning system implementation for fiscal 2012.
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

Income Taxes. For fiscal 2012, we recorded income tax expense of $2.3 million compared to a tax benefit of $3.5 million for the prior year. Fiscal year 2012 included a favorable adjustment of $0.5 million related to the release of liabilities for uncertain tax positions. The lower than statutory rate for fiscal 2012 was primarily attributable to various federal employment-related tax credits. For fiscal 2011, the lower than statutory rate was primarily attributable to various federal employment tax credits which were partially offset by non-deductible transaction costs related to the Acquisition.  Legislation to extend the employment credits was retroactively approved on January 2, 2013 and was recognized in fiscal 2013. The Company anticipates that it will receive comparable federal employment tax credits in the future that would continue to favorably impact its overall effective tax rate.

Net Income. Net income for fiscal 2012 was $15.0 million, compared to $4.7 million for the prior year. Operating income benefited from a 6.6% increase in net product sales and increased customer delivery charge income partially offset by increased cost of sales, direct labor costs, and other restaurant operating expenses. The rest of the increase was largely due to transaction expenses of $26.6 million and $8.0 million of unusual litigation expenses recorded in the prior year, partially offset by higher interest, depreciation and amortization expense as a result of the Transactions and the loss on debt extinguishment of $14.2 million related to the two refinancings of the Senior Secured Credit Facilities in fiscal 2012.

Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our Senior Secured Credit Facilities and Senior Notes; (2) capital expenditures, including new unit development, asset development including those for our Major Asset Actions (“MAA’s”) and Image Activations (“IA’s”), and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $48.0 million at December 31, 2013. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At December 31, 2013, we had $84.7 million of borrowing capacity available under our revolving credit facility net of outstanding borrowings of $7.0 million and $18.3 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $27.5 million but would have no impact on our working capital.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for fiscal 2013 of $97.8 million consisted of (i) net income of $29.7 million, (ii) non-cash adjustments to net income of $62.6 million, and (iii) positive changes in assets and liabilities of $5.4 million largely due to increased accounts payable, reductions in accounts receivable and income tax refunds received which were partially offset by a decrease in accrued liabilities, other deferred items and accrued interest due to timing of payments.
Cash provided by operating activities in fiscal 2012 was $70.4 million and was reduced by $16.1 million of predecessor Transactions-related liabilities paid at closing for accrued transaction expenses ($13.0 million) and accrued interest ($3.1 million) with proceeds from the sale of the Company in the Acquisition. Cash flows from operating activities of $70.4 million consisted of (i) net income of $15.0 million, (ii) non-cash adjustments to net income of $73.4 million, and (iii) negative changes in operating assets and liabilities of $18.0 million due primarily to (A) a reduction of $16.1 million for the payment of Transactions-related accrued expenses and interest, (B) the payment of a litigation settlement during the third quarter, (C) an increase in accounts receivable and prepaid expenses and other current assets, and (D) a decrease in accounts payable and income taxes partially offset by increased accrued interest, insurance reserves, other deferred items and payroll and sales taxes.
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

Cash flows from investing activities
Cash flows used in investing activities were $106.4 million for fiscal 2013 consisting of investments in capital expenditures of $51.0 million and $55.9 million for the acquisition of 91 Wendy’s units, partially offset by $0.5 million of proceeds from the disposition of assets. Beginning in fiscal 2012, PHI offered Development Incentives totaling $80,000 per new unit developed, subject to certain threshold criteria. In 2013 we earned $3.9 million in Development Incentives. Beginning in fiscal 2013, Pizza Hut began offering the WingStreet Incentive of $10,000 per unit converted to the WingStreet platform. In 2013 we earned $1.9 million in WingStreet Incentives. The capital expenditure amounts do not include the effect of these incentives.

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
Cash flows used in investing activities were $22.8 million during fiscal 2011. For fiscal 2011, we invested $23.8 million in capital expenditures and received proceeds of $1.0 million from asset sales.
We currently expect our capital expenditure investment to be approximately $54.0 million to $60.0 million in fiscal 2014, including the development of 14 Delco units for approximately $4.3 million, the addition of the WingStreet product line to 350 units for approximately $11.9 million and $6.2 million for Major Asset Actions and unit relocations. Such expenditures also include investment in our Wendy’s operations for $10.7 million for facility improvements, maintenance expenditures, IA’s, the development of one unit and the relocation of one unit. The remaining planned capital expenditures are comprised of maintenance expenditures for our Pizza Hut units and other corporate expenditures.
Cash flows from financing activities
Net financing cash inflows were $3.2 million for fiscal 2013 due to borrowings under the revolving credit facility of $7.0 million which were reduced by $2.8 million for post-closing payments to the former owners of Holdings relating to the Acquisition and debt issuance costs of $1.0 million. Net financing cash inflows were $367.8 million for fiscal year 2012 compared to net cash outflows of $29.2 million for fiscal 2011. For fiscal year 2012 cash inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt of $372.7 million, debt issuance costs of $34.6 million and $18.7 million of expenses related to the Transactions. Additionally, we made $6.9 million in principal payments on the Term Loan and paid $0.6 million to effectuate an interest rate cap. Also, during fiscal 2012 and 2011 we completed a sale-leaseback transaction for one property in each year for proceeds of $1.0 million and $0.5 million, respectively. During fiscal year 2011, we paid our mandatory excess cash flow prepayment of $29.7 million on our then-existing senior secured credit facilities utilizing cash reserves.
During the first quarter of fiscal 2014, we paid $10.9 million for the final post-closing payments to the former owners of Holdings related to the Acquisition.

As a result of the Transactions, our debt structure consists of the following sources of financing:

•
Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were entered into as part of the Transactions on December 28, 2011 and consisted of a $100.0 million Revolving Facility and a $375.0 million Term Loan.

The principal amount of the Term Loan amortizes in equal quarterly installments of $937,500 in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable at maturity. In conjunction with the November 2012 refinancing we made a $5.0 million voluntary prepayment which eliminated the quarterly principal payments for fiscal year 2013 and a portion of the first quarter payment for 2014. The installments are scheduled to start again in the second quarter of fiscal year 2014. The Term Loan is secured by substantially all of our assets and is due December 28, 2018.

Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $18.3 million were issued for self-insured risks at December 31, 2013. Commitment fees are paid equal to 0.50% of unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2017.

2013 - On December 16, 2013, the Company refinanced its Senior Secured Credit Facilities lowering the spread over LIBOR by 0.25% to 3.00% on the Term Loan and reducing the Term Loan LIBOR floor by 0.25% to 1.00%, which resulted in a combined interest rate of 4.00% per annum at December 31, 2013.

The refinancing also lowered the spread over LIBOR and base rate loans by 0.25% on the Revolving Facility. As of December 31, 2013, the interest rate on the Revolving Facility was the prevailing LIBOR rate plus a spread of 3.00% or the base rate (as defined) plus a spread of 2.00%. The weighted average interest rate was 3.17% per annum at December 31, 2013. Additionally, the refinancing also increased the capacity on the Revolving Facility by $10.0 million to $110.0 million and eliminated the annual limitation on the capital expenditures covenant, although all other existing covenants remain in place.

2012 - On March 28, 2012, the Company completed its first refinancing, which lowered the spread over LIBOR by 1.25% to 4.00% on the Term Loan and lowered the Term Loan LIBOR floor by 0.25% to 1.25%, which resulted in a combined interest rate of 5.25%.

On November 21, 2012 the Company completed its second refinancing, which lowered the spread over LIBOR by 0.75% to 3.25% on the Term Loan for a combined interest rate of 4.50%. The refinancing also lowered the spread over LIBOR and base rate loans by 1.75% to 3.25% and 2.25%, respectively, on the Revolving Facility. Additionally, the refinancing also extended the maturity date on the Revolving Facility by one year.

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

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company’s excess cash flow for fiscal 2013 was significantly reduced for the investments made to acquire 91 Wendy’s units during the year which resulted in no excess cash flow payment due for fiscal 2013.

As of December 31, 2013, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of December 31, 2013 were as follows:

	Actual	Covenant Requirement

Maximum leverage ratio	3.71x	Not more than 6.0x
Minimum interest coverage ratio	2.11x	Not less than 1.3x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed by the Company with the SEC on April 3, 2012 as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No 333-180524). The calculation of Consolidated Debt for Borrowed Money includes a reduction for cash on hand in excess of $3.0 million, with such reduction not to exceed $50.0 million (the maximum reduction was $30.0 million prior to the December 2013 refinancing). The registration statement is available under the filings of NPC on the Securities and Exchange Commission EDGAR system. The Credit Agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.
Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months.

At December 31, 2013, we had $84.7 million of borrowing capacity available under our Revolving Facility net of borrowings of $7.0 million and $18.3 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.

Non-GAAP measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial interest expense and depreciation and amortization related to the Transactions. We believe the elimination of these items, as well as income taxes and certain other items of a non-operational nature as noted in the table below, give investors and management useful information to compare the performance of our core operations over different periods. The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	53 Weeks Ending Dec. 31, 2013	52 Weeks Ending Dec. 25, 2012	52 Weeks Ending Dec. 27, 2011
Net income	$29,742	$15,020	$4,706
Adjustments:
Interest expense	42,016	46,691	25,201
Income tax expense (benefit)	8,167	2,287	(3,503)
Depreciation and amortization	55,560	56,309	45,049
Net facility impairment charges	727	256	1,260
Pre-opening expenses and other	1,497	663	1,311
Loss on extinguishment of debt	—	14,227	—
Transaction expenses	363	605	26,588
Development and WingStreet Incentives	(5,800)	(3,600)	—
Litigation costs	—	—	8,000
Non-GAAP adjusted EBITDA	$132,272	$132,458	$108,612

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

Contractual Obligations and Off Balance Sheet Arrangements

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2013 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$565.1	$3.4	$7.5	$364.2	$190.0	$—
Operating leases(1)	366.3	56.6	95.3	61.4	153.0	—
Interest payments	225.9	35.8	71.1	69.4	49.6	—
Facility upgrades(2)	56.0	14.5	24.7	15.9	0.9	—
Unrecognized tax benefits(3)	4.0	—	—	—	—	4.0
Payments to former owners of Holdings(4)	10.9	10.9	—	—	—	—
Purchase and other obligations(5)	7.3	3.7	3.6	—	—	—
	$1,235.5	$124.9	$202.2	$510.9	393.5	$4.0

_____________________

(1)
The majority of our leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiations, which could increase total lease payments. The above table does not include amounts related to unexercised lease renewal option periods. Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.9 million under operating leases due in the future under non-cancelable subleases.

(2)
Includes capital expenditure requirements under our franchise agreements for MAA’s, IA’s and facility improvements, as well as development requirements (see Item 1, “Business-Franchise Agreements”). Amounts are presented under the timeline as currently planned by us, however, we have the discretion to apportion these expenditures into future years at a slower rate and remain in compliance.

(3)	The amount and timing of liabilities for unrecognized tax benefits cannot be reasonably estimated and is shown in the “Other” column.
(4) Obligation to the former owners of Holdings for contingent consideration for future tax benefits which we realized a significant portion of during fiscal 2013.

(5)	Purchase and other obligations primarily include amounts for obligations under service agreements.
Based on current unit counts for both Pizza Hut and Wendy’s, we expect to incur between $17.2 million and $21.0 million in annual capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.
Concurrently with the closing of the Acquisition, certain members of management purchased common stock of NPC Holdings for $4.1 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal year 2013, the common stock held by management has a combined value of approximately $4.1 million to $6.5 million.
Letters of Credit. As of December 31, 2013, we had letters of credit, in the amount of $18.3 million, issued under our existing credit facility in support of self-insured risks.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of December 31, 2013, we had $375.1 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.8 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.00% as of December 31, 2013 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.00% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of RSCS, and participate in cheese hedging programs that are directed by RSCS to help reduce the volatility of this commodity from period-to-period. Based on information provided by RSCS, RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of RSCS.
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.18 per pound and $0.17 per pound for the 53 weeks ended December 31, 2013 and the 52 weeks ended December 25, 2012, respectively) would have been approximately $8.1 million and $7.9 million for the 53 weeks and 52 weeks ended December 31, 2013 and December 25, 2012, respectively, without giving effect to the RSCS directed hedging programs.

Item 8.	Financial Statements and Supplementary Data.
NPC RESTAURANT HOLDINGS, LLC
YEARS ENDED DECEMBER 31, 2013, DECEMBER 25, 2012 AND DECEMBER 27, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of NPC Restaurant Holdings, LLC

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and December 25, 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and its subsidiaries (Successor) at December 31, 2013 and December 25, 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 7, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of NPC Restaurant Holdings, LLC

In our opinion, the accompanying consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 27, 2011 present fairly, in all material respects, the results of operations and cash flows of NPC Restaurant Holdings, LLC and its subsidiaries (Predecessor) for the year ended December 27, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 7, 2014

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2013	December 25, 2012
Assets
Current assets:
Cash and cash equivalents	$20,035	$25,493
Accounts and other receivables	10,580	11,631
Inventories	8,255	7,321
Prepaid expenses and other current assets	7,339	4,481
Deferred income taxes	10,895	17,445
Income taxes receivable	—	2,415
Total current assets	57,104	68,786
Facilities and equipment, less accumulated depreciation of $75,895 and $39,123, respectively	169,950	143,625
Franchise rights, less accumulated amortization of $31,629 and $15,535, respectively	640,151	622,634
Goodwill	292,623	290,502
Other assets, net	45,284	44,235
Total assets	$1,205,112	$1,169,782
Liabilities and member’s equity
Current liabilities:
Accounts payable	$30,335	$23,210
Accrued liabilities	50,499	46,309
Accrued interest	9,641	10,556
Income taxes payable	557	—
Current portion of insurance reserves	10,598	9,668
Current portion of debt	3,438	—
Total current liabilities	105,068	89,743
Long-term debt	561,687	558,125
Other deferred items	42,681	51,697
Insurance reserves	16,008	16,456
Deferred income taxes	214,455	218,290
Total long-term liabilities	834,831	844,568
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of December 31, 2013 and December 25, 2012)	—	—
Member’s capital	265,213	235,471
Total member’s equity	265,213	235,471
Total liabilities and member’s equity	$1,205,112	$1,169,782
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Successor		Predecessor
	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Sales:
Net product sales	$1,042,033	$999,718	$937,980
Fees and other income	51,999	49,205	42,993
Total sales	1,094,032	1,048,923	980,973
Costs and expenses:
Cost of sales	306,909	288,706	284,291
Direct labor	296,663	290,639	274,216
Other restaurant operating expenses	330,572	315,664	295,990
General and administrative expenses	60,224	57,741	60,649
Corporate depreciation and amortization of intangibles	18,588	17,796	11,808
Transaction costs	363	605	26,588
Other	788	(453)	1,027
Total costs and expenses	1,014,107	970,698	954,569
Operating income	79,925	78,225	26,404
Other expense:
Interest expense	42,016	46,691	25,201
Loss on debt extinguishment	—	14,227	—
Income before income taxes	37,909	17,307	1,203
Income tax expense (benefit)	8,167	2,287	(3,503)
Net income	$29,742	$15,020	$4,706
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Successor		Predecessor
	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Net income	$29,742	$15,020	$4,706
Other comprehensive income, net of tax:
Derivative financial instruments:
Change in fair value	—	—	37
Reclassification into earnings	—	—	1,160
Comprehensive income	$29,742	$15,020	$5,903
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Member’s capital	Accumulated other comprehensive income (loss)	Total member’s equity
Balance at December 28, 2010	$180,279	$(1,197)	$179,082
Restricted common units	370	—	370
Stock options	12,855	—	12,855
Net income	4,706	—	4,706
Net unrealized change in cash flow hedging derivatives	—	37	37
Reclassification adjustment into income for derivatives used in cash flow hedges	—	1,160	1,160
Predecessor Balance at December 27, 2011	198,210	—	198,210
Successor Company
Purchase accounting adjustments	(198,210)	—	(198,210)
Issuance of membership interests, net of Sponsor transaction fee	227,820	—	227,820
Acquirer costs, net of tax	(7,369)	—	(7,369)
Successor Balance December 28, 2011	220,451	—	220,451
Net income	15,020	—	15,020
Balance at December 25, 2012	235,471	—	235,471
Net income	29,742	—	29,742
Balance at December 31, 2013	$265,213	$—	$265,213
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012	December 27, 2011
Operating activities
Net income	$29,742	$15,020	$4,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,560	56,309	45,049
Amortization of debt issuance costs	3,458	4,057	2,537
Deferred income taxes	2,715	2,796	(8,421)
Loss on debt extinguishment	—	14,227	—
Debt extinguishment penalty	—	(3,686)	—
Stock based compensation	—	—	13,225
Other	870	(307)	1,026
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	2,180	(2,602)	(3,464)
Inventories	(330)	182	(208)
Prepaid expenses and other current assets	(1,691)	(926)	350
Accounts payable	7,125	(1,421)	1,909
Income taxes	2,972	(1,813)	2,127
Accrued interest	(915)	10,556	(1,264)
Accrued liabilities	(2,743)	(7,750)	11,510
Accrued predecessor transaction costs and interest	(176)	(16,087)	12,995
Insurance reserves	482	2,465	1,296
Other deferred items	(1,463)	(679)	1,791
Other assets	(22)	77	1,037
Net cash provided by operating activities	97,764	70,418	86,201
Investing activities
Capital expenditures	(51,031)	(40,464)	(23,775)
Purchase of the stock of the Company	—	(431,540)	—
Purchase of business assets, net of cash acquired	(55,922)	(19,371)	—
Proceeds from disposition of assets	545	240	993
Net cash used in investing activities	(106,408)	(491,135)	(22,782)
Financing activities
Borrowings under revolving credit facility	7,000	14,900	—
Payments under revolving credit facility	—	(14,900)	—
Payments on term bank facilities	—	(6,875)	(29,670)
Retirement of predecessor entity debt	—	(372,700)	—
Proceeds from equity contributions, net of costs of $18,735	—	216,635	—
Issuance of debt	—	565,000	—
Debt issue costs	(967)	(34,614)	—
Interest rate derivative	—	(636)	—
Accrued purchase price due to sellers	(2,847)	—	—

Proceeds from sale-leaseback transactions	—	1,006	486
Net cash provided by (used in) financing activities	3,186	367,816	(29,184)
Net change in cash and cash equivalents	(5,458)	(52,901)	34,235
Beginning cash and cash equivalents	25,493	78,394	44,159
Ending cash and cash equivalents	$20,035	$25,493	$78,394
Supplemental disclosures of cash flow information:
Net cash paid for interest	$39,315	$32,078	$23,928
Net cash paid for income taxes	$3,111	$1,981	$2,237
See accompanying notes to the consolidated financial statements.
.

NPC RESTAURANT HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.” On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Purchaser”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliated entities (“Olympus” or “Sponsor”).

NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 31, 2013 operated 1,263 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. At the end of fiscal 2013, the Company’s operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain markets.
In July 2013 and December 2013, the Company acquired a total of 91 Wendy’s units in three separate transactions. These acquisitions represent the Company’s initial entry into a second brand which the Company currently expects will be expanded through opportunistic acquisitions of markets and organic growth through development of new restaurants that meet the investment objectives. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City and Salt Lake City metropolitan areas.

Note 2 – Acquisitions and Purchase Accounting
2013 Acquisitions
On July 22, 2013, NPC’s wholly-owned subsidiary, NPCQB, completed the acquisition of 22 Wendy’s restaurants from the Wendy’s Company for $10.4 million, including initial franchise fees and amounts for working capital. NPCQB subsequently acquired two additional restaurants under development by Wendy’s Company during the fourth quarter for approximately $3.2 million, thereby increasing the number of restaurants acquired to 24.
On July 29, 2013, NPCQB completed the acquisition of 13 Wendy’s restaurants from a Wendy’s franchisee, Value Foods Company, LLC, for $11.1 million, including amounts for working capital. These acquisitions were funded with cash on hand. All of the acquired restaurants are located in and around the Kansas City metropolitan area.
On December 9, 2013, NPCQB completed the acquisition of 54 Wendy’s restaurants from Wendy’s Company for $31.2 million, including initial franchise fees and amounts for working capital. Included in this acquisition was one unit under development by the Wendy’s Company which opened on December 27, 2013. These acquisitions were funded with cash on hand plus borrowings under the Company’s revolving credit facility (“the Revolving Facility”).
As a result of these asset acquisitions, purchase accounting adjustments were made to the underlying assets based upon the appraisals associated with the valuation of certain assets. These estimates of fair value are preliminary, and are therefore subject to further refinement. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Franchise rights	$32,786
Fixed assets	17,906
Receivable from Wendy’s	1,536
Favorable (unfavorable) leases, net	470
Goodwill	2,121
Other	1,103
Total purchase price	$55,922

Estimated annual rent(1)	$8,038
(1) All of the restaurants are leased.

All of the goodwill recognized for these acquisitions will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2013 was approximately 23 years.
2012 Acquisitions

The Transactions
On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (“the Acquisition”) by NPC Holdings or Purchaser, an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates. Purchaser acquired all of the outstanding membership interests of Holdings, which owns all of the outstanding capital stock of NPC, for approximately $755.0 million, plus post-closing purchase price adjustments as outlined in the Purchase Agreement, (the “Acquisition”).
In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities. In addition, NPC completed a cash tender offer for NPC’s then-outstanding 9 1/2% Senior Subordinated Notes due 2014 and redeemed the remaining Senior Subordinated Notes not tendered in the tender offer.
To consummate the Acquisition, the Company entered into new debt financing consisting of (i) a $375.0 million term loan (the “Term Loan”), (ii) a five-year senior secured revolving credit facility that provides for aggregate borrowings of up to $100.0 million (the Revolving Facility and together with the Term Loan, the “Senior Secured Credit Facilities”) and (iii) $190.0 million of Senior Notes (the “Senior Notes”) due December 28, 2020, (collectively, all of the transactions described in this paragraph together with the Acquisition are collectively referred to as “the Transactions”). In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange those notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.
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
At December 25, 2012, total consideration includes approximately $13.9 million for contingent consideration representing amounts due to the sellers for future tax benefits which the Company largely realized in fiscal 2013. Such amounts were included in accrued liabilities and other deferred liabilities in the Consolidated Balance Sheet at December 25, 2012. The

Company paid $2.8 million to the former owners of Holdings during 2013 and the liability was adjusted to $10.9 million at December 31, 2013, based on expected realized tax benefits. Such amount was subsequently paid to the former owners of Holdings on January 28, 2014 which extinguished the liability.
The purchase price allocation recorded in connection with the Transactions is presented below (in thousands):

Cash and cash equivalents	$11,962
Accounts receivable	8,537
Inventories	7,296
Prepaid expenses and other current assets	3,399
Income taxes receivable	698
Deferred income tax asset	7,385
Facilities and equipment	138,952
Franchise rights	627,000
Goodwill	289,446
Other assets	24,686
Accounts payable	(24,631)
Other accrued liabilities	(59,940)
Other deferred items	(41,402)
Insurance reserves	(13,969)
Deferred income tax liability	(211,786)
Total consideration	767,633
The weighted average amortization period for all intangible assets as of the acquisition date was as follows:

Years
Franchise rights	41
Favorable leasehold interests	15
Unfavorable leasehold interests	9

Pizza Hut Acquisition

Additionally, on February 20, 2012 the Company closed on an Asset Purchase Agreement with Pizza Hut, Inc. (“PHI”) pursuant to which the Company agreed to purchase 36 units from PHI in and around Jacksonville, Florida for $18.8 million plus an additional $0.5 million for inventory, prepaid expenses and store cash. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Franchise rights	$10,164
Fixed assets	7,495
Goodwill	1,056
Other	656
Total purchase price	$19,371
The goodwill recorded reflects the Company’s ability to synergize acquired units with its existing operations. All of the goodwill recognized for this acquisition will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2012 was approximately 40 years. This acquisition was funded from available cash on hand and borrowings on the Company’s Revolving Facility.
Pro Forma Impact of Wendy’s Acquisitions
The pro forma impact of the 2013 Wendy’s asset acquisitions on the results of operations is included in the below table for periods prior to the acquisition dates in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had these acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	unaudited, (in thousands)
	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012
Total sales	$1,188,935	$1,167,757
Net income	$35,701	$22,163
The Consolidated Statement of Income for the 53 weeks ended December 31, 2013 included total sales of $25.4 million and a net loss of $0.1 million related to the Wendy’s units acquired during 2013 in the asset acquisitions.
Note 3 – Summary of Significant Accounting Policies

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company operates two operating segments. The Company believes this information includes all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial condition, statements of income and cash flows for the periods then ended.
Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal year ended December 31, 2013 contained 53 weeks, while the fiscal years ended December 25, 2012 and December 27, 2011 each contained 52 weeks. For convenience, fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011 are referred to as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
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
Segments. The Company operates restaurants as a franchisee for Pizza Hut and Wendy’s restaurant brands as separate operating segments. The brands operate in the United States within the quick service restaurant, or “QSR,”
industry, providing similar products to similar customers. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Sales from external customers are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of sales. Accordingly, the Company meets the criteria for aggregating its operating segments for reporting purposes.
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

The Company reviews long-lived assets related to each unit semi-annually in the second and fourth quarters and at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value and the carrying amount of a unit’s leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the closure of the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Business Combinations. In accordance with accounting guidance for business combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in “Transaction Costs” in the Company’s Consolidated Statements of Income. For fiscal 2011, these costs consisted of financial advisory fees, stock option and transaction bonus expense triggered upon the close of the Acquisition, and other expenses including legal and accounting fees.

The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period, when information that is known to be available or obtainable is obtained.
The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of its fair value estimates, including assumptions regarding industry economic factors and business strategies.
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
On July 22, 2013, the Company began operating Wendy’s units in accordance with franchise agreements with Wendy’s International, Inc. that are for specific locations. Each franchise agreement begins at the date of the acquisition and continues for the lesser of the underlying lease or 20 years. The agreements also include one 10 year renewal.
Royalty expense was included in other restaurant operating expenses and totaled $53.0 million for fiscal 2013 (4.8% of total sales), $50.5 million for fiscal 2012 (4.8% of total sales), $46.9 million for fiscal 2011 (4.8% of total sales).
Lease Accounting. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the lease term. Lease terms are based upon the initial non-cancelable lease term plus renewal option periods for which failure to renew the lease imposes a significant economic detriment. In addition, landlord-provided tenant improvement allowances are recorded in other deferred items and amortized as a credit to rent expense over the term of the lease. Favorable lease amounts are amortized to expense over the remaining life of the lease including options. Unfavorable lease amounts are amortized to expense over the remaining life of the current contractual lease term.

Intangible Assets. Franchise rights and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Each reporting period the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If it was determined that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

If an indicator of impairment exists, the results of the designated marketing area for Pizza Hut units or store cash flows for Wendy’s units that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method.
Accounting for Goodwill. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The provisions of ASU 2011-08 provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, an entity determines it is not more likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance. If an entity determines otherwise, the first step (“step one”) of the two-step impairment test is required.  The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any.  In connection with the Company’s annual test in the second quarter, no impairment has been identified.

Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts and other fee income.
Advertising Costs. Advertising costs are expensed as incurred. The total amounts charged to advertising expense were $58.0 million, $56.0 million and $54.4 million for fiscal 2013, 2012 and 2011, respectively.
Pre-opening Expenses. Costs associated with the opening of new units and WingStreet unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $0.9 million, $1.0 million and $0.5 million for fiscal 2013, 2012 and 2011, respectively.
Self-insurance Accruals. The Company operates with a significant self-insured retention of expected losses under its workers’ compensation, employee medical, general liability and non-owned auto programs. The Company purchases third party coverage for losses in excess of the normal expected levels. Accrued liabilities have been recorded based on the Company’s estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation and general liability programs are recorded based upon estimates of the aggregate liability for claims incurred, net of expected recoveries from third party carriers for claims in excess of self-insured retention, utilizing independent actuarial calculations based on historical claims experience. In the event the Company’s insurance carriers are unable to pay claims submitted to them, in excess of its self-insured retention, the Company would record a liability for such estimated payments expected to be incurred.
Income Taxes. Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.
Certain tax authorities periodically audit the Company. Reserve balances have been established for potential exposures when it is more likely than not that a taxing authority may take a sustainable position on a matter contrary to the Company’s filed position. The Company evaluates these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact its ultimate payment for such exposures.
Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding, which approximates amounts expected to be amortized using the effective interest method. Effective December 28, 2011, in connection with the Transactions, Purchaser repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities which consisted of a term loan (the “Old Term Loan”) and a $75.0 million revolving credit facility (the “Old Revolving Facility” and together with the Old Term Loan, the “Old Senior Secured Credit Facilities”) and its then-outstanding 9 1/2% Senior Subordinated Notes due 2014 (the “Old Senior Subordinated Notes”). This was within the scope of “Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 470-50 Debt - Modifications and Extinguishments.” In accordance with that guidance, the remaining unamortized loan costs of approximately $3.7 million from the previous credit facility and notes were written off during the fiscal year ended December 25, 2012 as a purchase accounting adjustment. Amortization related to the debt issuance costs for the Old Senior Secured Credit Facilities and the Old Senior Subordinated Notes of $2.5 million was charged to interest expense during fiscal 2011.
In connection with the Transactions on December 28, 2011, the Company entered into the Senior Secured Credit Facilities, consisting of a $375.0 million Term Loan, and a $100.0 million Revolving Facility, and issued $190.0 million of Senior Notes. The Transactions resulted in debt issuance costs. Amortization of $3.5 million and $4.1 million was charged to interest expense during fiscal 2013 and fiscal 2012, respectively, related to these costs. Additionally, the Company had unamortized debt issuance costs related to the Transactions of $17.5 million at December 31, 2013.
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
In December 2011 and February 2013, the FASB issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption will have a significant impact on its consolidated financial statements.

Note 4 –Facilities and Equipment
Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 31, 2013	December 25, 2012
Land		$5,218	$5,435
Buildings and leasehold/land improvements	5-40 years	96,658	75,341
Furniture and equipment	3-10 years	134,444	94,822
Construction in progress		9,525	7,150
		245,845	182,748
Less accumulated depreciation and amortization		(75,895)	(39,123)
Net facilities and equipment		$169,950	$143,625
Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $40.1 million, $41.8 million and $34.6 million in fiscal 2013, 2012 and 2011, respectively.
Note 5 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance at December 27, 2011	$191,701
Purchase accounting adjustment	(191,701)
Allocation of purchase price, net of taxes	196,617
Purchase accounting adjustment for impact of deferred income taxes	92,829
Acquisition of business assets-Pizza Hut units	1,056
Balance December 25, 2012	290,502
Acquisition of business assets-Wendy’s units	2,121
Balance December 31, 2013	$292,623
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights	40
Favorable leasehold interests	15
Unfavorable leasehold interests	9
Intangible assets subject to amortization are summarized below (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,780	$(31,629)	$640,151
Favorable leasehold interests, net	13,937	(2,616)	11,321
Unfavorable leasehold interests, net	(18,107)	5,026	(13,081)
	$667,610	$(29,219)	$638,391

	December 25, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$638,169	$(15,535)	$622,634
Favorable leasehold interests, net	13,095	(1,215)	11,880
Unfavorable leasehold interests, net	(17,735)	2,684	(15,051)
	$633,529	$(14,066)	$619,463
Amortization expense on intangible assets was $15.1 million for fiscal 2013, $14.1 million for fiscal 2012 and $10.1 million for fiscal 2011.
Annual amortization during the next five fiscal years is expected to be as follows: $16.8 million in each of the years for fiscal 2014 through 2016; and $17.1 million for fiscal 2017 and $17.2 million for fiscal 2018.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 25, 2012
Payroll and vacation	$16,634	$18,020
Accrued payroll taxes	2,453	4,534
Amount due to sellers in Acquisitions	10,895	3,241
Sales tax payable	6,379	4,959
Other	14,138	15,555
	$50,499	$46,309
Note 7 – Debt
The Company’s debt consisted of the following (in thousands):

	December 31, 2013	December 25, 2012
Term Loan	$368,125	$368,125
Senior Notes	190,000	190,000
Revolving Facility(1)	7,000	—
	565,125	558,125
Less current portion	3,438	—
	$561,687	$558,125

(1)
At December 31, 2013, the Company had $84.7 million of borrowing capacity available under its Revolving Facility, net of $18.3 million of outstanding letters of credit and borrowings of $7.0 million. At December 25, 2012, the Company had $81.1 million of borrowing capacity available under its Revolving Facility, net of $18.9 million of outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

Fiscal years:
2014	$3,438
2015	3,750
2016	3,750
2017	10,750
2018	353,437
Thereafter	190,000
$565,125

The Company’s Senior Secured Credit Facilities were entered into as part of the Transactions on December 28, 2011 and consisted of a $100.0 million Revolving Facility and a $375.0 million Term Loan. Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities.
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
Availability under the Revolving Facility is reduced by letters of credit, of which $18.3 million were issued at December 31, 2013. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2017.
On December 16, 2013, the Company refinanced its Senior Secured Credit Facilities lowering the spread over LIBOR by 0.25% to 3.00% on the Term Loan and reducing the Term Loan LIBOR floor by 0.25% to 1.00%, which resulted in a combined interest rate of 4.00% per annum at December 31, 2013. The refinancing also lowered the spread for LIBOR or base rate loans by 0.25% on the Revolving Facility.  At December 31, 2013, the interest rate on the Revolving Facility was the prevailing LIBOR rate plus the margin of 3.00% or the base rate (as defined) plus the margin of 2.00%. The weighted average interest rate was 3.17% per annum at December 31, 2013. Additionally, the refinancing also increased the capacity on the Revolving Facility by $10.0 million to $110.0 million and eliminated the annual limitation on the capital expenditures covenant, although all other existing covenants remain in place. The Company paid transaction related expenses of approximately $0.9 million to effectuate the latest refinancing. Based on the terms of this transaction, $0.8 million of these costs were capitalized as debt issuance costs and will be amortized over the term of the related debt and the remaining $0.1 million was recorded as debt issuance expense.
On November 21, 2012 the Company completed its second refinancing, which lowered the spread over LIBOR by 0.75% to 3.25% Term Loan for a combined rate of 4.50%. The refinancing also lowered the spread for LIBOR and base rate loans by

1.75% to 3.25% and 2.25%, respectively, on the Revolving Facility. Additionally, the refinancing also extended the maturity date on the Revolving Facility by one year. The Company paid a soft call premium of $3.7 million in accordance with the terms of the Senior Secured Credit Facilities plus transaction related expenses of approximately $0.9 million to effectuate the second refinancing. Based on the terms of this transaction, $2.6 million of these costs was capitalized as debt issuance costs and will be amortized over the term of the related debt. The remaining $2.0 million was recorded as debt extinguishment expense during the fourth quarter of 2012. Additionally, related debt issuance costs of approximately $7.1 million were written off to debt extinguishment expense during the fourth quarter of fiscal 2012.
On March 28, 2012, the Company completed its first refinancing, which lowered the spread over LIBOR by 1.25% to 4.00% on the Term Loan, and lowered the Term Loan LIBOR floor by 0.25% to 1.25% , which resulted in a combined interest rate of 5.25%.  For this refinancing, the Company paid a soft call premium of $3.8 million in accordance with the terms of the Senior Secured Credit Facilities plus related expenses of approximately $1.1 million to effectuate the refinancing. Based on the terms of this transaction, $3.2 million of these costs were capitalized as debt issuance costs and will be amortized over the term of the related debt. The remaining $1.7 million was recorded as debt extinguishment expense during the second quarter of 2012. Additionally, related debt issuance costs of approximately $3.4 million were written off to debt extinguishment expense during the second quarter of fiscal 2012.
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
The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 31, 2013, the Company was in compliance with all of its debt covenants.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at the fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company’s excess cash flow for fiscal 2013 was significantly reduced by the investment to acquire 91 Wendy’s units during the year which resulted in no excess cash flow payment for fiscal 2013.
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
The following tables summarize the carrying amounts and fair values of certain assets at December 31, 2013 and December 25, 2012, (in thousands):

	December 31, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,015	$5,778	$3,237	$—
Fixed income(1)	4,909	1,409	3,500	—
Money market fund(2)	13,948	—	13,948	—

	December 25, 2012
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$5,833	$3,144	$2,689	$—
Fixed income(1)	4,344	369	3,975	—
Money market fund(2)	17,619	—	17,619	—

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

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	December 31, 2013	December 25, 2012
Term Loan	$372,285	$369,966
Senior Notes	220,400	218,500
Revolving Facility	7,000	$—
	$599,685	$588,466
Carrying value	$565,125	$558,125
The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.
Note 9 – Income Taxes
The provision (benefit) for income taxes for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011 consisted of the following (in thousands):

	Successor		Predecessor
	December 31, 2013	December 25, 2012	December 27, 2011
Current:
Federal	$3,626	$(597)	$2,446
State	1,826	88	2,471
Deferred:
Federal	2,408	2,179	(7,015)
State	307	617	(1,405)
Income tax expense (benefit)	$8,167	$2,287	$(3,503)

Items of reconciliation to the statutory rate:

	Successor		Predecessor
	December 31, 2013	December 25, 2012	December 27, 2011
Tax computed at U.S. federal statutory rate	$13,268	$6,058	$421
State and local income taxes (net of federal benefit)	1,483	675	(223)
Tax credits	(5,465)	(3,303)	(5,211)
Charitable contributions	(569)	(827)	(654)
Non-deductible transaction expenses	—	—	1,335
Uncertain tax position (release) accrual	(404)	(444)	622
Other	(146)	128	207
Income tax expense (benefit)	$8,167	$2,287	$(3,503)

During 2013, the Company generated $6.0 million of employment-related tax credits from continuing operations compared to $5.0 million in 2012 and $7.7 million in 2011.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2013	December 25, 2012
Assets:
General business credit carryforwards	$9,118	$13,450
Insurance reserves	9,093	9,078
Profit sharing and vacation	8,072	6,833
Unfavorable leasehold interests	4,241	4,933
Deferred rent	2,524	2,053
Other	3,653	6,074
Total deferred tax assets	36,701	42,421
Liabilities:
Depreciation and amortization	(230,322)	(232,661)
Debt refinancing	(3,556)	(4,294)
Favorable leasehold interests	(3,434)	(3,564)
Other	(2,949)	(2,747)
Total deferred tax liabilities	(240,261)	(243,266)
Net deferred tax liability	$(203,560)	$(200,845)

Current asset	$10,895	$17,445
Non-current liability	$(214,455)	$(218,290)
The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company allocates taxes between it and the parent company utilizing the separate return method.

The liability for uncertain tax positions was $4.0 million as of December 31, 2013, was considered long term and was included in other deferred items in the Consolidated Balance Sheets. The $4.0 million liability includes $1.1 million for interest and penalties. Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Income. The Company recorded a deferred tax asset related to total state tax exposures of $0.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

	December 31, 2013	December 25, 2012	December 27, 2011
Beginning balance	$4,607	$9,527	$9,049
Purchase accounting adjustments	—	(6,682)	—
Additions based on tax positions related to the current year	—	2,439	64
Lapse of applicable statute of limitations	(743)	(895)	(50)
Additional interest / penalties accrued	113	218	634
Adjustments to prior year positions	—	—	(170)
Ending balance	$3,977	$4,607	$9,527

The net impact on the effective tax rate from the release of the unrecognized tax benefits would be $1.0 million including consideration of the indirect tax benefits established with regard to such reserves. The Company has a liability established with regard to uncertain areas of tax law that could be released in the next 12 months, to the extent the statute of limitations with regard to this item expires.
The Company files income tax returns in the U.S. and various state jurisdictions. As of December 31, 2013, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2010-2012 tax years. The Company is also subject to examination in various state jurisdictions for the 2006-2012 tax years, none of which was individually material.
At December 31, 2013, the Company had U.S. general business credit carryforwards of $9.1 million which begin expiring in 2031.
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
During fiscal 2013, there was no ineffectiveness related to the cash flow hedge.
Note 11 – Commitments and Contingencies
The Company leases certain restaurant equipment and buildings under operating leases. The majority of the Company’s leases contain renewal options for one to five years. The remaining leases may be renewed upon negotiation, however the table below does not include amounts related to unexercised lease renewal option periods. Future minimum lease payments, including non-operating assets, at December 31, 2013 consisted of the following (in thousands):

Fiscal year
2014	$56,581
2015	51,523
2016	43,809
2017	33,508
2018	27,911
Thereafter	152,979
Total minimum lease commitments(1)	$366,310
_____________________
(1) Minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.9 million.
The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	Successor		Predecessor
	53 Weeks Ending	52 Weeks Ending
	December 31, 2013	December 25, 2012	December 27, 2011
Minimum rents	$52,113	$51,360	$49,966
Contingent rents	1,290	1,285	1,274
	$53,403	$52,645	$51,240
Under the Company’s franchise agreements, the Company is required to rebuild a substantial number of restaurants, depending upon certain criteria as defined in the franchise agreements. Certain of the assets to be rebuilt are currently paying royalties of 6.5% of sales, as defined in the franchise agreements, and will qualify for a reduction in royalty rate of up to 2.5% of sales depending upon the timing and nature of the asset action. The Company expects to incur capital expenditures of approximately $14.0 million in 2014 and 2015 to meet this requirement. As part of the location franchise agreements entered into as a result of the various acquisitions of Pizza Hut units from PHI, the Company is required to complete certain MAA’s extending through February 2022 and expects to incur approximately $9.9 million over the next 10 years to meet these requirements.
In conjunction with the acquisition of Wendy’s units, NPCQB is required to complete certain agreed upon improvements to the facilities. NPCQB estimates the cost of these improvements to be approximately $2.8 million for the Kansas City area acquisitions. Wendy’s Company has agreed to reimburse the Company for up to $1.2 million of such amounts incurred. This amount has been included as a receivable on the balance sheet. NPCQB estimates the cost of such improvements to the Salt Lake City units to be approximately $1.2 million excluding the effect of a $0.6 million contribution from the Wendy’s Company provided in the form of a purchase price reduction. Additionally, NPCQB is required to complete Image Activations (defined as a refresh, remodel or scrape and rebuild) at 27 of the units acquired from Wendy’s Company by December 31, 2018 and expects to incur approximately $12.3 million. A development agreement was also entered into between NPCQB and Wendy’s Company whereby NPCQB agreed to develop five units in the Kansas City metropolitan area and five units in the Salt Lake City metropolitan area over the next five years. The Company expects to incur approximately $16.0 million by December 31, 2018 to meet these requirements.
Concurrently with the closing of the Acquisition, certain members of management purchased common stock of NPC Holdings for $4.1 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal year 2013, the common stock held by management has a combined value of approximately $4.1 million to $6.5 million.
As part of the Acquisition, the Company had an obligation to the former owners of Holdings of approximately $10.9 million for contingent consideration representing amounts due to the sellers for future tax benefits which the Company realized a significant portion of during 2013 and subsequently paid on January 28, 2014, extinguishing the liability.
Upon completion of the Transactions in 2012, the Company entered into an advisory agreement with Olympus. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. See Note 14 - Related Party Transactions.
Note 12 – Insurance Reserves
The Company operates with a significant self-insured retention of expected losses under its workers’ compensation, employee medical, general liability, auto, and non-owned auto programs up to certain individual and aggregate reinsurance levels. Losses are accrued based upon the Company’s estimates of the ultimate costs to settle incurred claims, both reported and incurred but unreported using certain third-party actuarial projections and the Company’s claims loss experience. The estimated insurance claims losses could vary significantly should the frequency or ultimate cost of the claims significantly differ from historical trends used to estimate the insurance reserves recorded by the Company. In the event the Company’s insurance carriers are unable to pay claims submitted to them, the Company would record a liability for such estimated payments expected to be incurred.

The Company recorded estimated liabilities for claims loss reserves of $26.6 million and $26.1 million at December 31, 2013 and December 25, 2012, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $8.9 million and $8.5 million at December 31, 2013 and December 25, 2012, respectively.
Note 13 – Stock-based Compensation and Employee Benefit Plans
In connection with the Acquisition, the Purchaser established the “Plan,” which governs, among other things, the grant of options with respect to the common stock of the Purchaser. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Purchaser; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Purchaser as well as the Company.
The following table summarized stock option activity under the Plan during the 53 weeks ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 25, 2012	245,914	$137
Granted	3,105	172
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2013	249,019	$146	8.0
Exercisable at December 31, 2013	98,987	$—	0.0
Under the Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of the Purchaser (which represents 10% of the outstanding shares of common stock of the Purchaser as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Purchaser. Currently 80% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 31, 2013, there were 12,450 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

As of December 31, 2013
Series 1 Options	199,215
Series 2 Options	49,804
Total options granted	249,019
Total options exercisable	98,987
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
As of December 31, 2013, no options had been exercised by management. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Purchaser and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Purchaser sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Purchaser sale transaction. A Good Leaver Scenario is achieved when an event in the Company’s control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Purchaser sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of December 31, 2013, the Company has recorded no compensation expense for options granted during 2013.
The Company has benefit plans that include: a) a qualified retirement plan, b) a non-qualified Deferred Compensation Plan, and c) a non-qualified Profit Sharing Plan (“POWR Plan”). The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides matching contributions. Contributions by the Company to these plans were $0.9 million during 2013 and $0.8 million for both fiscal years 2012 and 2011, respectively. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company accrued $0.9 million for fiscal 2013, $1.7 million for fiscal 2012 and $0.8 million for fiscal 2011, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $14.5 million and $10.4 million for fiscal years ended December 31, 2013 and December 25, 2012, respectively.
Note 14 – Related Party Transactions
Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor pursuant to which the Sponsor received on the closing date a transaction fee of $7.6 million in cash in connection with the Transactions which was recorded as a reduction of the $235.3 million of proceeds received from the issuance of common shares in the successor period. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company paid $1.3 million and $0.8 million to Sponsor for the fee during the fiscal years ended 2013 and 2012, respectively.
For the predecessor period prior to the Transactions, the Company had the following related party transactions:
MLGPE Advisory Agreement. Upon completion of the acquisition of the Company by Merrill Lynch Global Private Equity (“MLGPE”) (now known as BAML Capital Partners) and certain affiliated entities in 2006, the Company entered into an advisory agreement with an affiliate of MLGPE pursuant to which such entity or its affiliates provided advisory services to the Company. Under the agreement MLGPE or its affiliates provided financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million. The Company paid $1.0 million to MLGPE for the fee during fiscal year 2011. The advisory agreement was terminated in connection with the Acquisition in 2012.

Bank of America Merchant Services. In January 2009, Bank of America Corporation (“BOA”) acquired the parent company of MLGPE, Merrill Lynch & Co., Inc. During fiscal 2011 the Company paid Bank of America Merchant Services, affiliate of BOA, $0.3 million for credit card processing services.

Note 15 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB (f/k/a NPC Operating Company A, Inc.) and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing the three acquisitions of Wendy’s restaurants during fiscal 2013. NPC Op Co B does not have any assets, operations or cash flows as of December 31, 2013. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 31, 2013 and December 25, 2012, the 53-week period ended December 31, 2013, and for each of the 52-week periods ended December 25, 2012 and December 27, 2011 (in thousands):
Condensed Consolidating Statements of Income

	Successor
	53 Weeks Ended December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,068,651	$25,381	$—	$—	$1,094,032
Total costs and expenses	—	988,544	25,563	—	—	1,014,107
Operating income	—	80,107	(182)	—	—	79,925
Interest expense	—	42,016	—	—	—	42,016
Equity in net income of subsidiary	29,855	(113)	—	—	(29,742)	—
Income before income taxes	29,855	37,978	(182)	—	(29,742)	37,909
Income tax expense (benefit)	—	8,236	(69)	—	—	8,167
Net income	$29,855	$29,742	$(113)	$—	$(29,742)	$29,742

	Successor
	52 Weeks Ended December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,048,923	$—	$—	$—	$1,048,923
Total costs and expenses	—	970,698	—	—	—	970,698
Operating income	—	78,225	—	—	—	78,225
Interest expense	—	46,691	—	—	—	46,691
Loss on debt extinguishment	—	14,227	—	—	—	14,227
Equity in net income of subsidiary	15,020	—	—	—	(15,020)	—
Income before income taxes	15,020	17,307	—	—	(15,020)	17,307
Income tax expense	—	2,287	—	—	—	2,287
Net income	$15,020	$15,020	$—	$—	$(15,020)	$15,020

	Predecessor
	52 Weeks Ended December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$980,973	$—	$—	$—	$980,973
Total costs and expenses	—	954,569	—	—	—	954,569
Operating income	—	26,404	—	—	—	26,404
Interest expense	—	25,201	—	—	—	25,201
Equity in net income of subsidiary	4,706	—	—	—	(4,706)	—
Income before income taxes	4,706	1,203	—	—	(4,706)	1,203
Income tax benefit	—	(3,503)	—	—	—	(3,503)
Net income	$4,706	$4,706	$—	$—	$(4,706)	$4,706

Condensed Consolidating Balance Sheet

	December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$53,364	$3,740	$—	$—	$57,104
Facilities and equipment, net	—	152,810	17,140	—	—	$169,950
Franchise rights, net	—	607,880	32,271	—	—	$640,151
Goodwill	—	290,502	2,121	—	—	$292,623
Investment in subsidiary	265,326	50,978	—	—	(316,304)	$—
Other assets, net	—	44,273	1,011	—	—	$45,284
Total assets	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112
Liabilities and member’s equity:
Current liabilities	$—	100,766	4,302	$—	$—	$105,068
Long-term debt	—	561,687	—	—	—	$561,687
Other liabilities and deferred items	—	58,060	629	—	—	$58,689
Deferred income taxes	—	214,081	374	—	—	$214,455
Member’s equity	265,326	265,213	50,978	—	(316,304)	$265,213
Total liabilities and member’s equity	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112

	December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$68,786	$—	$—	$—	$68,786
Facilities and equipment, net	—	143,625	—	—	—	143,625
Franchise rights, net	—	622,634	—	—	—	622,634
Goodwill	—	290,502	—	—	—	290,502
Investment in subsidiary	235,471	—	—	—	(235,471)	—
Other assets, net	—	44,235	—	—	—	44,235
Total assets	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782
Liabilities and member’s equity:
Current liabilities, excluding debt	$—	$89,743	$—	$—	$—	$89,743
Current portion of long-term debt	—	—	—	—	—	—
Long-term debt	—	558,125	—	—	—	558,125
Other liabilities and deferred items	—	68,153	—	—	—	68,153
Deferred income taxes	—	218,290	—	—	—	218,290
Member’s equity	235,471	235,471	—	—	(235,471)	235,471
Total liabilities and member’s equity	$235,471	$1,169,782	$—	$—	$(235,471)	$1,169,782

Condensed Consolidating Statements of Cash Flows

	Successor
	53 Weeks Ended December, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$91,857	$5,907	$—	$—	$97,764
Investing activities:
Capital expenditures	—	(50,820)	(211)	—	—	(51,031)
Purchase of Wendy’s business assets, net of cash acquired	—	—	(55,922)	—	—	(55,922)
Investment in NPCQB	—	(51,091)	—	—	51,091	—
Proceeds from sale or disposition of assets	—	545	—	—	—	545
Net cash flows used in investing activities	—	(101,366)	(56,133)	—	51,091	(106,408)
Financing activities:
Borrowings under revolving credit facility	—	7,000	—	—	—	7,000
Investment from parent	—	—	51,091	—	(51,091)	—
Other	—	(3,814)	—	—	—	(3,814)
Net cash flows provided by financing activities	—	3,186	51,091	—	(51,091)	3,186
Net change in cash and cash equivalents	—	(6,323)	865	—	—	(5,458)
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$19,170	$865	$—	$—	$20,035

	Successor
	52 Weeks Ended December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$70,418	$—	$—	$—	$70,418
Investing activities:
Capital expenditures	—	(40,464)	—	—	—	(40,464)
Purchase of the stock of the Company	(216,635)	(431,540)	—	—	216,635	(431,540)
Purchase of business assets, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from disposition of assets	—	240	—	—	—	240
Net cash flows used in investing activities	(216,635)	(491,135)	—	—	216,635	(491,135)
Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Payments on term bank facilities	—	(6,875)	—	—	—	(6,875)
Debt issue costs	—	(34,614)	—	—	—	(34,614)
Proceeds from sale-leaseback transactions	—	1,006	—	—	—	1,006
Interest rate derivative	—	(636)	—	—	—	(636)
Net cash provided by financing activities	216,635	367,816	—	—	(216,635)	367,816
Net change in cash and cash equivalents	—	(52,901)	—	—	—	(52,901)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394
Ending cash and cash equivalents	$—	$25,493	$—	$—	$—	$25,493

	Predecessor
	52 Weeks Ended December 27, 2011
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$86,201	$—	$—	$—	$86,201
Investing activities:
Capital expenditures	—	(23,775)	—	—	—	(23,775)
Proceeds from disposition of assets	—	993	—	—	—	993
Net cash flows used in investing activities	—	(22,782)	—	—	—	(22,782)
Financing activities:
Payments on term bank facilities	—	(29,670)	—	—	—	(29,670)
Proceeds from sale-leaseback transactions	—	486	—	—	—	486
Net cash used in financing activities	—	(29,184)	—	—	—	(29,184)
Net change in cash and cash equivalents	—	34,235	—	—	—	34,235
Beginning cash and cash equivalents	—	44,159	—	—	—	44,159
Ending cash and cash equivalents	$—	$78,394	$—	$—	$—	$78,394

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Form 10-K for fiscal 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant.
MANAGEMENT
The following table sets forth certain information with respect to our directors and executive officers as of March 7, 2014.

Name	Age	Position
Paul A. Rubin	51	Director
Robert Morris	59	Director
Louis J. Mischianti	54	Director
Evan Eason	39	Director
Charles W. Peffer	66	Director
James K. Schwartz	52	Chairman, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	51	Executive Vice President-Finance and Chief Financial Officer
D. Blayne Vaughn	57	Senior Vice President-Head of Operations
Linda L. Sheedy	45	Senior Vice President of Marketing
Lavonne K. Walbert	50	Senior Vice President of People Leadership
Michael J. Woods	52	Vice President of Information Technology
Jason P. Poenitske	40	Chief Accounting Officer
Kirby W. Mynier	56	Territory Vice President-East
Tracy A. Armentrout	53	Territory Vice President-West
Thomas D. White	54	Territory Vice President-South
Paul A. Rubin became a director upon the closing of the Acquisition. Mr. Rubin has been with Olympus since 1995 and became a Partner in 1996. Prior to joining Olympus, Mr. Rubin served as a Vice President of Summit Partners from 1990 to 1995 where he was responsible for buyouts and growth company investments. Mr. Rubin received a B.S. from Tufts University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Rubin’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Robert Morris became a director upon the closing of the Acquisition. Mr. Morris founded Olympus in 1988 and serves as its Managing Partner. From 1978 to 1988, Mr. Morris held a variety of management positions in various manufacturing and financial services businesses at General Electric Corporation, the last of which was Senior Vice President of General Electric Investment Corporation, where he managed General Electric Pension Trust’s $1.6 billion private equity portfolio. Mr. Morris is a Trustee of Hamilton College and serves on the Board of Directors of Hamilton College, Chairman Emeritus of the Board of The Waterside School, and heads The Polio Foundation’s research efforts in regeneration medicine. Mr. Morris received an A.B. from Hamilton College and an M.B.A. from the Amos Tuck School of Business at Dartmouth College. Mr. Morris’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Louis Mischianti became a director on January 18, 2012. Mr. Mischianti joined Olympus as a Partner in 1994. Mr. Mischianti serves as a director of several Olympus portfolio companies. Mr. Mischianti received an A.B. from Yale University. Mr. Mischianti’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
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

Mr. Eason’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Charles W. Peffer became a director on January 18, 2012. Mr. Peffer initially became a director upon closing of the 2006 Transaction but resigned from our Board upon the closing of the Acquisition. Mr. Peffer was a partner in KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of six funds with approximately $2.0 billion in assets, Garmin Ltd, a S&P 500 and NASDAQ 100 company in the technology and consumer electronics industries, HD Supply Holdings Inc., one of the largest industrial distribution companies in North America, and Sensata Technologies Holding N.V., a global industrial technology company specializing in sensors and controls. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University. Mr. Peffer’s qualification to serve on the Board is based on his expertise and experience in financial and accounting matters, his knowledge of NPC’s business and its industry gained while previously serving as lead outside auditor for NPC and while subsequently serving as a director of NPC, the fact that he qualifies as an independent director under the standards of the NASDAQ Global Market. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.
James K. Schwartz joined us in 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in 2004. Upon the 2006 Transaction, he was given the additional responsibility of Chairman of the Board of Directors. Mr. Schwartz is a Director of the Restaurant Supply Chain Solutions Board and served as its Chairman in 2004. He is actively involved in the Pizza Hut system and has served three full terms on the International Pizza Hut Franchise Holder’s Association board of directors, and the Pizza Hut Advertising Committee. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. Mr. Schwartz earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984 and has earned his certified public accounting certificate. Mr. Schwartz’s qualification to serve on the Board is based on his extensive knowledge of NPC’s business and its industry, his management and financial experience and his proven track record of effective leadership of NPC’s business.
Troy D. Cook joined us in 1995 as Vice President Finance and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in 2007. Mr. Cook is a member of the RSCS cheese task force. Mr. Cook earned his B.S. in Accounting and Business Administration from the University of Kansas in 1985 and has earned his certified public accounting certificate.
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
Linda L. Sheedy joined us in 1998 as Vice President Marketing and was promoted to Senior Vice President of Marketing in 2011. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Mrs. Sheedy has twenty-three years of marketing experience, with twenty of those years in the food service industry. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990.

Lavonne K. Walbert joined us in 1999 as Vice President Human Resources and was promoted to Senior Vice President of People Leadership in 2011. Ms. Walbert serves on various PHI system committees. She has served as Chairman of the People Capability and Training Committee since 2009 and is a member of the Government and Political Affairs Committee. Ms. Walbert has twenty-four years of human resources experience in the sales and services industry. Ms. Walbert earned her B.S. in Human Resources Management from the University of Kansas in 1986 and an M.B.A. from Rockhurst in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.
Michael J. Woods joined us in 2003 as Chief Information Officer (CIO). Prior to that he was with Hastings Entertainment, Inc, where he served as CIO from 1999 through 2013, Vice President of Information systems from 1992 through 1999. Mr. Woods holds an Associate of Arts Degree from the University of Maryland and served in the United States Army from 1981 through 1985.
Jason P. Poenitske joined us in 2013 as the Company's Chief Accounting Officer. Prior to that, Mr. Poenitske served as Vice President of Finance at Vatterott Educational Centers from 2011 through 2012 and served as Vice President and Controller of Central Parking Corporation, a provider of parking services, from 2003 through 2011. He began his career as an auditor with Deloitte and Touche, LLP. Mr. Poenitske is a certified public accountant and earned his B.S. in Accounting from Western Kentucky University in 1996.
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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our executive officers and directors. A copy of the Company’s Code of Business Conduct and Ethics will be made available to any person, without charge, by contacting the Executive Vice President - Finance and Chief Financial Officer, Troy D. Cook, at 913-327-3109, or through a written request to 7300 W. 129th Street, Overland Park, Kansas 66213.

Item 11.     Executive Compensation.
Compensation Discussion and Analysis
Compensation Philosophy, Objectives and Background
Under its Charter, the Compensation Committee determines the amount and elements of compensation of our Chief Executive Officer, subject to his employment agreement and ratification by the NPC Board of Directors, and recommends to the NPC Board of Directors, the amount and elements of compensation of our other executive officers. Because all of our executives are employed by NPC, we maintain our Compensation Committee at NPC, which has the same directors as Holdings.
The “Named Executive Officer” James Schwartz, our Chairman, President, Chief Executive Officer and Chief Operating Officer, Troy Cook, our Executive Vice President - Finance and Chief Financial Officer, and our three other most highly compensated executive officers during fiscal 2013. These other Named Executive Officers include Blayne Vaughn, Senior Vice President - Head of Operations, Lavonne K. Walbert, Senior Vice President - People Leadership and Linda Sheedy, Senior Vice President-Marketing.
The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by NPC, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program. The evaluation is designed to ensure that NPC maximizes financial performance within an appropriate risk tolerance, maintains its ability to attract, motivate and retain highly qualified and highly performing employees in key positions and provides competitive compensation provided to key employees in relation to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes that the compensation packages provided by NPC to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance. Such performance is measured against established goals, except in those rare instances where the Compensation Committee, in its business judgment, determines that a discretionary retrospective view of performance is warranted.
In conjunction with the acquisition on December 28, 2011 of Holdings, which owns all of the capital stock of NPC, by an affiliate of Olympus (the “Acquisition”), the employment agreements with Mr. Schwartz and Mr. Cook were amended and restated, effective as of the first day of fiscal 2012 (collectively, the “ Amended and Restated Agreements”). The terms of the Amended and Restated Agreements were negotiated at arm’s length by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Purchaser and its counsel, on the other hand. The Amended and Restated Agreements include a term of three years from the effective date of the Amended and Restated Agreement with successive two year renewal periods. Based on the terms of the Amended and Restated Agreements, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements. The Amended and Restated Agreements were subsequently amended on July 22, 2013 to incorporate certain requirements that were a part of NPC’s acquisition and entry into the Wendy’s brand (collectively, the “2013 Amended and Restated Agreements”).
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

The primary source data for all elements of compensation is the Chain Restaurant Executive Compensation Survey (“CRECS”), which is a survey conducted by the Chain Restaurant Total Rewards Association, and includes a variety of restaurant groups. The Company has utilized this survey as a means to compare compensation of similar positions to that of our executive group. Management believes it is a fair representation of peer companies; we do not have input or control over the restaurant groups that participate in this survey. However, despite any variance in the participating restaurant groups, the Company utilizes the CRECS data as a guide and also considers relative volume levels, our franchise status, and our capital structure to determine a competitive compensation structure.

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
2013 Elements of Compensation
The principal components of compensation for the Named Executive Officers for the 2013 fiscal year are described below.

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
The annual base salaries for Mr. Schwartz and Mr. Cook were initially set by the 2012 Amended and Restated Agreements negotiated with the Purchaser. Merit increases for the 2013 fiscal year were determined and approved by the Compensation Committee based on Company and individual performance.
Bonus and Performance-Based Cash Incentive Compensation
Annual cash incentive compensation is designed to motivate and reward executive officers for their contributions for the applicable fiscal year. This objective is accomplished by making a large portion of cash compensation dependent upon our financial performance and additional specific performance measures related to their particular responsibilities.
We believe that growth in Adjusted EBITDA is the most important measure of financial performance because it best reflects the increase in stockholder value. “Adjusted EBITDA” for an applicable fiscal year means the consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses, transaction costs incurred for acquisitions (expensed in accordance with ASC 805), non-cash equity based compensation (expensed in accordance with ASC 718), Pizza Hut development incentives, and an add back of the annual Olympus management fee of NPC and its subsidiaries on a consolidated basis for that fiscal year. Under the 2013 Amended and Restated Agreements, Adjusted EBITDA will be adjusted as determined in good faith by the Board of NPC in consultation with the Chief Executive Officer and Chief Financial Officer of the Company. Adjusted EBITDA is also a principal focus of our performance because it improves our debt service coverage and financial covenant compliance. In addition, Adjusted EBITDA is a performance measure that yields cash to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity. The Compensation Committee sets NPC’s compensation structure to a broad set of performance measures that allows for growth and other objectives that are part of our strategic plan, which are further detailed below.
For fiscal 2013, based on the terms of the 2013 Amended and Restated Agreements, Mr. Schwartz was eligible to receive incentive cash compensation equal to up to 100% of his base salary and Mr. Cook was eligible to receive incentive cash compensation equal to up to 60% of his base salary. Each respective executive’s annual cash incentive compensation was based upon (i) Adjusted EBITDA Target achieved (50% weight); (ii) Revenue Target achieved (20% weight); (iii) Free Cash Flow Target achieved (20% weight); and (iv) 10% weight based on certain company objectives achieved that were the collective result of Non-Adjusted EBITDA bonus objectives achieved by the executive management team for Mr. Schwartz, and based on the achievement of Non-Adjusted EBITDA bonus objectives by direct reports for Mr. Cook. The actual cash incentive compensation paid to Mr. Schwartz for each objective was: (i) $249,210; (ii) $98,658; (iii) $0; and, (iv) $37,000 (of which $2,176 was considered discretionary and the remainder was objective). Similarly, the actual cash incentive compensation paid to Mr. Cook for each objective was: (i) $100,509; (ii) $39,789; (iii) $0; and, (iv) $23,316 (all of which was discretionary).

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

The amount of each Target Bonus Payout was defined in their respective 2013 Amended and Restated Agreement and generally provided for an incremental adjustment in the amount of bonus based on the difference between the actual Performance Target achieved and the Target for each objective.
The Performance Targets established for Mr. Schwartz and Mr. Cook maintained the primary focus on achievement of Adjusted EBITDA for the reasons described above. Therefore, consistent with prior years, this bonus objective was given the most significant weighting of all objectives established and was applied as the primary bonus objective for all executive officers. The Adjusted EBITDA Target for fiscal 2013 was $142.0 million. Mr. Schwartz and Mr. Cook both play a significant role in promoting organic and strategic external growth of NPC, as well as development of territories currently under operation. This type of development is best measured by growth in revenues achieved in a given year, which resulted in a Revenue Target assigned in the performance based compensation program. The Revenue Target for fiscal 2013 was $1,167.4 million. Mr. Schwartz and Mr. Cook also have considerable influence over the policy and spending decisions made by NPC in any fiscal year. In order to promote optimal use of cash flows derived from Adjusted EBITDA performance, a Free Cash Flow Target was established, which was intended to measure the strategic use of cash and improve our debt service coverage and financial covenant compliance. The Free Cash Flow Target for fiscal 2013 was $47.1 million, and was calculated as Adjusted EBITDA, less: (i) cash taxes, (ii) cash interest, and (iii) capital expenditures. As growth in revenues and free cash flow both have consequences that will significantly increase stockholder value, an equal weighting was applied to determine the incentive compensation paid to Mr. Schwartz and Mr. Cook for these bonus objectives in fiscal 2013. Finally, Mr. Schwartz and Mr. Cook also have responsibility for the various departments that report to them. Therefore, a bonus objective was established to ensure that each level of management is working together effectively to accomplish financial and other performance goals of NPC. As Mr. Schwartz and Mr. Cook have an oversight role and can less directly influence the goals achieved by other departments, this bonus objective was assigned a lower weighting in consideration of their entire performance based compensation program.
A similar process was employed by the Compensation Committee with respect to the other Named Executive Officers. As noted above, we believe Adjusted EBITDA is the measure of financial performance that best reflects the increase in stockholder value, and as such will be assigned as the most heavily weighted bonus objective for all executive officers. However, it was determined that the remaining Named Executive Officers are less able to directly influence revenues and free cash flow achieved by NPC. Therefore, the Compensation Committee determined that bonus objectives tailored to achievement of key division/function initiatives applicable to the executive officers’ respective responsibilities would best accomplish the financial and other performance goals of NPC, which are further detailed below.
Mr. Vaughn is responsible for operational oversight of each of our territories. For fiscal 2013, Mr. Vaughn was eligible to receive incentive cash compensation equal to up to 50% of his base salary, which was based upon (i) the Adjusted EBITDA Target achieved (60% weight); (ii) the improvement in customer satisfaction survey ratings (10% weight); (iii) the retention of Restaurant General Managers (10% weight); (iv) the decrease in duration of restaurant general manager openings due to internal talent development (5% weight); (v) the reduction of food waste (7.5% weight); (vi) enhanced labor productivity (7.5% weight), and (vii) for fiscal 2013 only, Mr. Vaughn was eligible to receive incentive cash compensation for the Wendy’s adjusted EBITDA Target achieved by Wendy’s restaurants acquired during fiscal 2013, up to a maximum payout of $25,000. The actual incentive cash compensation paid to Mr. Vaughn for each objective was: (i) $42,375; (ii) $0; (iii) $0; (iv) $8,474; (v) $7,946; (vi) $5,297 and (vii) $10,000.

Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2013, Ms. Walbert was eligible to receive incentive cash compensation equal to up to 40% of her base salary, which was based upon (i) the Adjusted EBITDA Target achieved (60% weight); (ii) the retention of personnel (10% weight); (iii) decrease in duration of restaurant general manager openings due to internal talent development (10% weight); (iv) the achievement of health plan enrollment targets (10% weight) and, (v) achievement of certain projects related to organizational leadership development (10% weight). The actual incentive cash compensation paid to Ms. Walbert for each objective was: (i) $24,685; (ii) $0; (iii) $9,874 (iv) $9,874, and (v) $8,228 (discretionary).
Ms. Sheedy is responsible for supervising our marketing and advertising programs, including working with IPHFHA and PHI to effectively execute system-wide promotions as well as local market initiatives. For fiscal 2013, Ms. Sheedy was eligible to receive incentive cash compensation equal to up to 40% of her base salary, which was based upon (i) the Adjusted EBITDA Target achieved (60% weight); (ii) the achievement of comparable store sales goals (20% weight); (iii) driving check growth (10% weight); (iv) achieving the Wingstreet sales plan (5% weight), and (v) regional advertising efficiency (5% weight). The actual incentive cash compensation paid to Ms. Sheedy for each objective was: (i) $21,327; (ii) 0; (iii) $0; (iv) $0, and (v) $1,778.
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
The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such executive may elect to defer all or a portion of his or her base salary. Second, the plan allows each such executive the opportunity to separately elect to defer all or a portion of his or her bonus compensation. For fiscal 2013, as an incentive to participate in the DCR Plan, we matched executive contributions up to 4% of the sum of the executive’s salary and bonus compensation, which is contributed by NPC to the DCR plan on a monthly basis. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon the NPC Board of Director’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented in the Summary Compensation Table. We believe that both the level of employer-matching contribution and the level of discretionary contributions, if any, that we may contribute to the DCR Plan on behalf of our executive officers are comparable with other peer companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.
Participants in the plan may elect the time and manner in which they receive benefits under the plan, subject to requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
POWR Plan
Our Named Executive Officers are eligible to participate in the NPC International, Inc. POWR Plan, which is a performance-based incentive plan providing deferred compensation for certain key management or highly compensated employees selected by our Compensation Committee. Subject to a participant being terminated due to gross misconduct, in which case a participant forfeits all of his or her benefit under the POWR plan, all benefit payments under the Plan are made only following a participant’s termination of employment or disability. However, due to the non-qualified nature of the plan, any contributions from NPC may be subject to the claims of creditors in the event that such claims are successfully adjudicated by the creditors.
There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet the Adjusted EBITDA Target established by the NPC Board of Directors. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and target Adjusted EBITDA Targets achieved. Historically, achievement of less than the Threshold Adjusted EBITDA Target, would result in a 0% payout; achievement of greater than the Threshold Adjusted EBITDA Target but less than the Adjusted EBITDA Target would result in a 9% payout;

achievement exceeding the Adjusted EBITDA Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our Adjusted EBITDA that is in excess of a higher Gain Share Adjusted EBITDA Target that is set at the discretion of the NPC Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. The Threshold Adjusted EBITDA Target, Adjusted EBITDA Target, and Gain Share Adjusted EBITDA Target used to make contributions to the POWR Plan for fiscal 2013 were $131.0 million, $139.0 million and $142.0 million, respectively. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service.
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
The exercise price of the non-time vesting and time vesting options for those options issued in conjunction with the Acquisition was established based on the per share price of the common stock investment in the Purchaser at the time of closing of the Acquisition, or $100.00 per share. For the time-vesting options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the change of control options was established as $250.00 per share. The exercise price of options granted following the Acquisition will be determined at the discretion of the Compensation Committee of the Purchaser. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.
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
Under the 2013 Amended and Restated Agreements with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of NPC airplane for up to 50 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) reimbursement for out-of-pocket premiums paid for life insurance coverage up to $2,000,000, (iv) a complete biannual medical examination and associated travel expenses, and (v) tax, financial planning and legal services. In addition, Mr. Schwartz is eligible for supplemental long-term disability coverage.

The incremental cost to NPC for personal use of NPC airplane is calculated based on the average variable operating costs to NPC. Variable operating costs include fuel, maintenance, landing/ramp fees, and other miscellaneous variable costs. The total annual variable costs are divided by the annual hours flown by NPC aircraft to derive an average variable cost per hour flown. This average variable cost per hour flown is then multiplied by the hours flown for personal use to derive the incremental cost. The methodology excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries, purchase costs of the aircraft and non-trip related hangar expenses. Incremental cost to NPC reported within the Summary Compensation Table was based on the hours flown for each personal trip taken by Mr. Schwartz and Mr. Cook.
Clawback Policy
In the event of a restatement of NPC’s financial statements resulting from misconduct by specified officers and employees, NPC’s clawback policy requires the reimbursement to NPC by the specified officer or employee engaging in such misconduct of all performance based compensation (i.e., bonus and POWR Plan awards) and all gains on stock sales during the twelve month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial documents including the financial statements required to be restated. The specified officers and employees for this purpose include the Named Executive Officers and all other officers and employees that report to the Chief Executive Officer or the Chief Financial Officer.
Risk Management
The Compensation Committee has reviewed the design and operation of NPC’s compensation policies and practices for all employees, including executives, as they relate to risk management practices and risk-taking incentives. The Compensation Committee believes that NPC’s compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from NPC’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on NPC.

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 31, 2013, December 25, 2012, and December 27, 2011. The Named Executive Officers are NPC’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)(8)	(e)(3)	(h)(4)	(g)(5)(8)	(h)(6)	(i)(7)	(j)
James K. Schwartz Chairman, President, Chief Executive Officer and Chief Operating Officer	2013	767,093	2,176	—	—	488,661	264,305	124,103	1,646,338
	2012	709,795	—	—	—	955,732	70,987	128,193	1,864,707
	2011	705,548	26,797	—	—	707,323	—	2,485,380	3,925,048

Troy D. Cook Executive Vice President - Finance and Chief Financial Officer	2013	520,957	23,316	—	—	212,077	249,397	83,696	1,089,443
	2012	488,205	—	—	—	443,326	85,124	109,731	1,126,386
	2011	475,155	27,319	—	—	297,263	4,721	1,695,703	2,500,161

D. Blayne Vaughn Senior Vice President - Head of Operations	2013	291,359	—	—	—	114,751	77,372	15,675	499,157
	2012	271,222	—	—	—	178,891	24,197	14,589	488,899
	2011	261,607	—	—	—	130,926	—	15,312	407,845

Lavonne K. Walbert Senior Vice President - People Leadership	2013	216,847	8,228	—	—	74,040	50,611	11,236	360,962
	2012	201,877	5,948	—	—	119,824	15,116	10,525	353,290
	2011	191,866	9,240	—	—	83,328	—	10,278	294,712

Linda L. Sheedy Senior Vice President - Marketing	2013	189,109	—	—	—	48,838	84,381	9,516	331,844
	2012	178,799	—	—	—	103,718	28,195	9,288	320,000
	2011	169,764	3,400	—	—	78,150	345	9,261	260,920

(1)
Amounts shown are the cumulative base compensation earned by the Named Executive Officer throughout fiscal years 2013, 2012, and 2011. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan. Base salary was increased for fiscal 2014 to the following for each Named Executive Officer: Mr. Schwartz, $740,000; Mr. Cook, $497,413; Mr. Vaughn, $282,498; Ms. Walbert, $205,710; Ms. Sheedy, $177,727.

(2)
Amounts shown in Column (d) as “Bonus” represent the portion of bonus considered to be discretionary while performance based compensation was reported in Column (g) as “Non-Equity Incentive Plan Compensation.”.

(3)	No stock awards were granted to any employee during any of the years presented.

(4)
No options awards were granted in fiscal 2013 and 2011. For the options granted to each Named Executive Officer in fiscal 2012, the Company is required to disclose the amount of the grant date fair value of options issued in the respective year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC International Holdings, Inc. Stock Option Plan and Stockholders Agreement, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. Additionally, even if the highest level of performance conditions is achieved, due to the restrictions on the options, the options would have no value on the date of grant.

(5)
Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under “2013 Elements of Compensation” in Compensation Discussion and Analysis, for fiscal years 2013, 2012 and 2011, respectively, as follows: Mr. Schwartz, $382,692, $783,347, and $609,888; Mr. Cook, $140,298, $325,044, and $231,818; Mr. Vaughn, $74,092, $112,319, and $94,406; Ms. Walbert, $44,433, $71,379, and $57,173, and Ms. Sheedy $23,105, $60,935 and $55,080. All bonus amounts considered to be discretionary were not reported in Column (h) “Non-Equity incentive Plan Compensation” but are reported in Column (d) as “Bonus”. In addition, amounts included above were contributions to the NPC’s POWR Plan for each executive for fiscal years 2013, 2012, and 2011, respectively, as follows: Mr. Schwartz, $105,969, $172,385 and $97,435; Mr. Cook, $71,779, $118,282, and $65,445; Mr. Vaughn, $40,659, $66,572, and $36,520; Ms. Walbert, $29,607, $48,445 and $26,155; and Ms. Sheedy, $25,733, $42,783, and $23,070. Fiscal years 2013, 2012 and 2011 earnings, respectively, on the POWR Plan were as follows: Mr. Schwartz, $215,726, $80,082, and $8,943; Mr. Cook, $138,204, $50,826, and $5,647; Mr. Vaughn, $74,653, $27,291, and $3,022; Ms. Walbert, $47,935, $17,176, and $1,877; and Ms. Sheedy, $44,880, $16,238, and $1,787. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)
Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within NPC’s POWR Plan and the Deferred Compensation and Retirement Plan. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 1.98%, 1.14%, and 1.53% for fiscal years 2013, 2012, and 2011, respectively.

(7)
This amount represents for fiscal 2013: (i) NPC contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above were as follows: Mr. Schwartz, $60,472; Mr. Cook, $32,745; Mr. Vaughn, $15,675; Ms. Walbert, $11,236; and Ms. Sheedy, $9,516; and (ii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)
The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2013 was $63,631. This amount comprised: $33,672 of personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for long-term disability coverage; and reimbursement for life insurance premiums.

(b)
The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2013 was $50,951. This amount comprised: $25,145 of personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; financial planning and legal services; and reimbursement for life insurance premiums.

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

Grants of Plan-Based Awards in Fiscal 2013
The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2013 to each of NPC’s Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercises or Base Price of Option Awards ($/Sh)	Grand Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)	(l)(4)
James K. Schwartz	12/26/2012	367,824	(1)	735,647	(1)	1,008,576	(1)	—	—	—	—	—	—	—
	12/26/2012	—		103,600	(3)	136,900	(3)	—	—	—	—	—	—	—
		—		—		—		—	—	—	—	—	—	—
Troy D. Cook	12/26/2012	134,302	(1)	268,603	(1)	373,060	(1)	—	—	—	—	—	—	—
	12/26/2012	—		69,638	(3)	92,021	(3)	—	—	—	—	—	—	—
		—		—		—		—	—	—	—	—	—	—
D. Blayne Vaughn	12/26/2012	70,625	(2)	151,249	(2)	207,424	(2)	—	—	—	—	—	—	—
	12/26/2012	—		39,550	(3)	52,262	(3)	—	—	—	—	—	—	—
		—		—		—		—	—	—	—	—	—	—
Lavonne K. Walbert	12/26/2012	41,142	(2)	82,284	(2)	113,552	(2)	—	—	—	—	—	—	—
	12/26/2012	—		28,799	(3)	38,056	(3)	—	—	—	—	—	—	—
		—		—		—		—	—	—	—	—	—	—
Linda L. Sheedy	12/26/2012	35,545	(2)	71,091	(2)	98,105	(2)	—	—	—	—	—	—	—
	12/26/2012	—		24,882	(3)	32,879	(3)	—	—	—	—	—	—	—
		—		—		—		—	—	—	—	—	—	—

(1)
Amounts represent incentive compensation, which is defined by the 2013 Amended and Restated Agreements, signed by Mr. Schwartz and Mr. Cook, which equals a specified percentage for the threshold, target and maximum payout. For discussion of these calculations see “2013 Elements of Compensation” in Compensation Discussion and Analysis. Based on fiscal 2013 results, Mr. Schwartz earned $382,692 and Mr. Cook earned $140,298.

(2)
Amounts represent the target incentive compensation for each of these Named Executive Officers for fiscal 2013. Actual incentive compensation earned based on fiscal 2013 results was as follows: Mr. Vaughn, $74,092; Ms. Walbert, $44,433; and Ms. Sheedy, $23,105.

(3)
Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the EBITDA Target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2013 Elements of Compensation” in the Compensation Discussion and Analysis, due to the ineligibility to receive such contributions based on fiscal 2013 actual EBITDA results. Based on fiscal 2013 results, all executives received contributions for the target award, which has been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. The POWR Plan contribution will be made to the plan in fiscal 2014. These contributions are subject to certain vesting requirements, which are detailed in “2013 Elements of Compensation” in the Compensation Discussion and Analysis.

Outstanding Equity Awards at 2013 Fiscal Year End
The following table shows the number of exercisable and unexercisable options granted and held by NPC’s Named Executive Officers as of December 31, 2013:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)
James K. Schwartz	34,775	(1)	34,775	(1)	—	119	(1)	12/28/2021	—	—
	—		17,388	(2)	—	250		12/28/2021	—	—
Troy D. Cook	24,840	(1)	24,839	(1)	—	119	(1)	12/28/2021	—	—
	—		12,420	(2)	—	250		12/28/2021	—	—
D. Blayne Vaughn	7,452	(1)	7,452	(1)	—	119	(1)	1/11/2022	—	—
	—		3,726	(2)	—	250		1/11/2022	—	—
Lavonne K. Walbert	5,465	(1)	5,464	(1)	—	119	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—
Linda L. Sheedy	5,465	(1)	5,464	(1)	—	119	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—

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

In addition to the service period vesting footnoted above, each option and common share has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the Stockholders Agreement. There was determined to be no compensation expense related to the options for fiscal 2013.

Nonqualified Deferred Compensation in Fiscal 2013
The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan (“DCR Plan”) and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 31, 2013:

Name	Plan Type	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate (Losses)/ Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)		(b)		(c)		(d)		(e)	(f)
James K. Schwartz	DCR Plan	139,873	(1)	60,472	(1)	84,796	(2)	—	431,845	(1)
	POWR Plan	—		105,969	(3)	215,726	(2)	—	1,807,123	(4)
Troy D. Cook	DCR Plan	32,745	(1)	32,745	(1)	139,393	(2)	—	550,987	(1)
	POWR Plan	—		71,779	(3)	138,204	(2)	—	1,161,614	(4)
D. Blayne Vaughn	DCR Plan	15,675	(1)	15,675	(1)	14,019	(2)	—	74,826	(1)
	POWR Plan	—		40,659	(3)	74,653	(2)	—	629,355	(4)
Lavonne K. Walbert	DCR Plan	11,236	(1)	11,236	(1)	10,018	(2)	—	53,849	(1)
	POWR Plan	—		29,607	(3)	47,935	(2)	—	407,612	(4)
Linda L. Sheedy	DCR Plan	9,516	(1)	9,516	(1)	48,949	(2)	—	197,711	(1)
	POWR Plan	—		25,733	(3)	44,880	(2)	—	379,644	(4)

(1)
Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. NPC will match up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. NPC contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal years 2012 and 2011, respectively, were as follows: Mr. Schwartz, 53,467 and $48,447; Mr. Cook, $30,306 and $32,562; Mr. Vaughn, $14,589 and $15,312; Ms. Walbert, $10,525 and $10,278; and Ms. Sheedy, $9,288 and $9,261. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

(2)
Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnotes 2 and 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a participant’s account in the ratio that the participant’s account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. A participant’s account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)
Amounts represent the contribution to the POWR Plan for fiscal 2013 on each Named Executive Officer’s behalf based on the achievement of established POWR Plan EBITDA Targets, which are approved by the Board of Directors on an annual basis. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service or achievement of 20 years service for all POWR Plan Plus contributions. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2013 Vested Contributions	Aggregate Vested Balances
James K. Schwartz	$321,695	$1,807,123
Troy D. Cook	155,555	908,934
D. Blayne Vaughn	115,312	629,355
Lavonne K. Walbert	105,280	351,242
Linda L. Sheedy	55,002	319,825

((4)
Amounts represent the aggregate balance at the end of fiscal 2013 for participation in NPC’s POWR Plan. NPC contributions shown in Column (c) are also included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal 2012 and 2011, respectively, were as follows: Mr. Schwartz, $172,385 and $97,435; Mr. Cook, $118,282 and $65,445; Mr. Vaughn, $66,572 and $36,520; Ms. Walbert, $48,445 and $26,155; Ms. Amount, $42,783 and $23,070.

Employment Agreements and Potential Post Employment Matters
Under the terms of the 2013 Amended and Restated Agreements, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with NPC, which are detailed as follows:

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

(1)
Termination with good reason is defined in the respective employment agreements for Mr. Schwartz and Mr. Cook as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the Acquisition other than the hiring of a Chief Operating Officer, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, (iii) a significant reduction in the employee’s annual bonus opportunity, (iv) any reduction in base salary or a 20% or more reduction in the employee’s annual bonus opportunity, other than a systemic reduction that is applicable to the entire management team, (v) a material breach of a material provision of the respective employment agreement, or (vi) in the case of Mr. Schwartz, a requirement that he report to an NPC officer instead of reporting directly to the Board of Directors of NPC. NPC has 30 days to cure any event that would otherwise constitute good reason for termination.

In addition to the above payments, per the terms of the Stockholders Agreement, the 20,500 and 13,500 shares of common stock held by Mr. Schwartz and Mr. Cook, respectively, have a mandatory call provision that will require repurchase of their outstanding shares at the date of termination. The payout of these interests vary based on the terms of the executives’ termination with NPC, and will result in either a fair value or formula valuation, which is defined within the Stockholders Agreement.

There are no post-employment payment obligations to the remaining Named Executive Officers.
The tables below estimate amounts payable upon a separation as if the individuals were separated on December 31, 2013:
James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/31/13(1)	14,231		14,231		14,231		14,231		14,231		14,231
Stock Options(2)	2,323,998	(a)	2,323,998	(a)	—	(b)	—	(b)	2,323,998	(a)	2,323,998	(a)
Accrued Incentive Compensation at 12/31/13(3)	384,868		384,868		384,868		384,868		384,868		384,868
Benefits and Perquisites:
Severance Payments(4)	1,687,302		1,687,302		—		—		—		—
Retirement Plans(5)	2,238,968		2,238,968		2,238,968		2,238,968		2,238,968		2,238,968
Common Shares(6)	3,230,848	(c)	3,230,848	(c)	2,050,000	(d)	2,050,000	(d)	3,230,848	(c)	3,230,848	(c)
Accrued Vacation at 12/31/13	29,081		29,081		29,081		29,081		29,081		29,081
Total Post-Employment Payments	9,909,296		9,909,296		4,717,148		4,717,148		8,221,994		8,221,994

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 31, 2013.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $119 (as of December 31, 2013) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $119

(as of December 31, 2013) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)
Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” and Column (d) as “Bonus” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Schwartz would be entitled based on the terms of Mr. Schwartz’s employment agreement, signed on November 4, 2011. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 31, 2013. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)
Common shares of 20,500, with an original purchase price of $100, held by Mr. Schwartz were priced using the formula calculation defined within the Stockholders Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors.

(a)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the greater of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(b)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the lower of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Troy D. Cook, our Executive Vice President - Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/31/13(1)	9,566		9,566		9,566		9,566		9,566		9,566
Stock Options(2)	1,660,047	(a)	1,660,047	(a)	—	(b)	—	(b)	1,660,047	(a)	1,660,047	(a)
Accrued Incentive Compensation at 12/31/13(3)	163,614		163,614		163,614		163,614		163,614		163,614
Benefits and Perquisites:
Severance Payments(4)	991,541		991,541		—		—		—		—
Retirement Plans(5)	1,459,921		1,459,921		1,459,921		1,459,921		1,459,921		1,459,921
Common Shares (6)	2,127,632	(c)	2,127,632	(c)	1,350,000	(d)	1,350,000	(d)	2,127,632	(c)	2,127,632	(c)
Accrued Vacation at 12/31/13	8,069		8,069		8,069		8,069		8,069		8,069
Total Post-Employment Payments	6,420,390		6,420,390		2,991,170		2,991,170		5,428,849		5,428,849

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 31, 2013.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $119 (as of December 31, 2013) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $119 (as of December 31, 2013) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)
Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” and Column (d) as “Bonus” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Cook would be entitled based on the terms of Mr. Cook’s employment agreement, signed on November 4, 2011. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 31, 2013. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)
Common shares of 13,500, with an original purchase price of $100, held by Mr. Cook were priced using the formula calculation defined within the Stockholders Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors.

(a)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the greater of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(b)
Upon the occurrence of these events, all of the shares in NPC Holdings are repurchased at a price per share equal to the lower of the original purchase price for the applicable share or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

Director Compensation Table
The following table summarizes the annual cash compensation earned by our non-employee directors during fiscal 2013:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	35,500	—	—	—	—	—	35,500

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
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of NPC who served during fiscal 2013 were Paul A. Rubin, Evan Eason and Louis J. Mischianti. None of these Compensation Committee members was an officer or employee of NPC during fiscal 2013, was formerly an NPC officer or had any relationship otherwise requiring disclosure There were no interlocks or insider participating between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of another company.

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
The following table provides certain information as of December 31, 2013 with respect to beneficial ownership of the outstanding stock of NPC Holdings and the outstanding membership interests of the Company by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or NPC Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Except as indicated in the footnotes to this table, (1) each person has sole voting and investment power with respect to all shares or units attributable to such person and (2) each person’s address is c/o NPC Holdings and the Company located at 7300 W. 129th Street, Overland Park, Kansas 66213.

Beneficial Owner-NPC International Holdings, Inc.
Shareholders	Number of Common Shares	% Voting
5% shareholders:
Affiliates of Olympus(1)	2,312,700	98.3%

Directors:
Paul A. Rubin(1)	—	*
Robert Morris(1)	—	*
Louis Mischianti(1)	—	*
Evan Eason(1)	—	*
Charles W. Peffer(2)	750	*

Named Executive Officers:
James K. Schwartz (CEO and Director)(2)	55,275	2.4%
Troy D. Cook (CFO)(2)	38,340	1.6%
D. Blayne Vaughn(2)	8,932	*
Lavonne K. Walbert(2)	6,595	*
Linda L. Sheedy(2)	6,595	*

Directors and executive officers as a group (15 persons)	139,987	5.9%

Beneficial Owner-NPC Restaurant Holdings, LLC	Membership interests	% of interests
NPC International Holdings, Inc.	1,000	100%
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

(2)
Consists of options granted by NPC Holdings under the Plan that are exercisable within 60 days after December 31, 2013. There are additional options outstanding under the option program that have not vested or will not become exercisable within 60 days after December 31, 2013 that are not reflected in the table. Under the Plan, NPC Holdings may from time to time issue and/or grant options to certain members of the senior management and directors of the Company to acquire common stock in NPC Holdings up to a total of 10.0% of the fully-diluted equity interests in NPC Holdings.

*    Beneficially owns less than one percent of Purchaser’s outstanding common stock.
NPC Holdings, the sole stockholder of Holdings, established a stock option plan at the closing of the Acquisition. Under the Plan, options may be granted with respect to a maximum of 261,469 shares of common stock of NPC Holdings (which represents 10% of the outstanding shares of common stock of NPC Holdings as of the date of the acquisition on a fully diluted basis), subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of NPC Holdings. Currently 80% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 31, 2013, there were 12,450 shares of common stock available for future grant under the Plan. Details of the option grants, as of December 31, 2013, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	249,019	$146	12,450
Equity compensation plans not approved by security holders	—	—	—
Total	249,019	$146	12,450
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
The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the Plan, any portion of an option that was vested on the date of the termination of the option holder’s employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of NPC Holdings, upon the termination of an employee stockholder’s employment or engagement with the Company for any reason, NPC Holdings is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value. The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to NPC Holdings upon such time a triggering event should occur that would require a repurchase of outstanding shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Advisory Services Agreement.
In connection with the Acquisition, NPC, NPC Holdings and the Sponsor entered into an advisory services agreement pursuant to which the Sponsor provides to NPC Holdings, NPC and its other direct or indirect subsidiaries certain advisory and management services. Pursuant to such agreement, upon the closing of the Acquisition the Sponsor received a transaction fee of $7.6 million and was reimbursed for all out-of-pocket expenses incurred by or on behalf of the Sponsor or its affiliates related to the Acquisition. In addition, such agreement provides that the Sponsor will receive a $1.0 million annual fee payable quarterly in arrears. Such agreement also provides that the Sponsor shall be entitled to receive (i) customary fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions and (ii) reimbursement of out-of-pocket expenses incurred by the Sponsor or its designees in providing such services. The Company paid $1.3 million and $0.8 million to Sponsor for the fee during fiscal year 2013 and fiscal 2012, respectively.
Exchange of Equity by Management
Pursuant to the terms of the Purchase Agreement, at the closing of the Acquisition, each of James Schwartz and Troy Cook exchanged a number of membership interests of Holdings then held by them having an aggregate value of $2,050,000 and $1,350,000, respectively (in each case based on the equity purchase price per share under the Purchase Agreement), for 20,500 and 13,500 shares of Purchaser’s common stock, respectively.
Stockholders Agreement
In connection with the execution of the Purchase Agreement, Purchaser, Olympus, certain affiliates of Olympus, Messrs. Schwartz, Cook and Vaughn, Ms. Sheedy and Ms. Walbert and other members of management entered into a Stockholders Agreement, dated November 6, 2011. Such Stockholders Agreement became effective upon the consummation of the closing of the Acquisition. Such Stockholders Agreement contains arrangements with respect to the election of directors of Purchaser, NPC and the other subsidiaries of Purchaser (with Olympus entitled to appoint all such directors, except that the boards of directors of each entity are to include Mr. Schwartz so long as he is the chief executive officer of Purchaser), preemptive rights, restrictions on transfers of shares, tag along rights with respect to transfers by Olympus and its affiliates, drag along rights and mandatory repurchases of capital stock of Purchaser held by employees of Purchaser or its subsidiaries (including NPC) upon the termination of such employment.
Investment Agreement
In connection with the Acquisition, Purchaser entered into an investment agreement with Olympus and certain of its affiliates and certain members of NPC’s management, pursuant to which Purchaser issued and sold to the purchasers party thereto and such purchasers purchased from Purchaser equity securities of Purchaser. The aggregate purchase price for such equity securities was approximately $235.3 million, with such members of management and directors purchasing $700,000 of such equity securities. Such agreement provides that, for so long as Olympus and its affiliates collectively hold at least 50% of the issued and outstanding shares of Purchaser’s common stock, Purchaser will not, and will cause NPC and its other subsidiaries not to, take any of the following actions (subject to certain exceptions) without the prior written consent of Olympus: (i) entering into any change of control transaction, (ii) paying any dividends or making any distributions, (iii) merging or consolidating with any other entity, (iv) selling or otherwise disposing of more than 20% of the consolidated assets of Purchaser and its subsidiaries, (v) liquidating, dissolving or effecting a recapitalization, (vi) acquiring any interest in any other entity or business or (vii) issuing or selling any equity interests other than pursuant to equity incentive plans approved by Purchaser’s board of directors).
Policy on Review, Approval or Ratification of Transactions with Related Persons
The Charter of the Audit Committee directs the Audit Committee as follows. The Committee shall review with management and the independent auditor any material financial or other arrangements of the Company which are with related parties or any other transactions or courses of dealing with third parties that appear to involve terms or other aspects that differ from those that would likely be negotiated with independent parties, and which arrangements or transactions are relevant to an understanding of the Company’s financial statements. The Committee shall consult with counsel if, in the opinion of the Committee, any matter under consideration by the Committee has the potential for any conflict between the interests of the Company in order to ensure that appropriate procedures are established for addressing any such potential conflict and for ensuring compliance with all applicable laws.
Director Independence

Mr. Peffer qualifies as an independent director under the listing standards of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended December 31, 2013 and December 25, 2012 (amounts in thousands).

(in thousands) Type of Service	Fiscal Year Ended 2013	Fiscal Year Ended 2012
Audit fees	$673	$736
Audit-related fees	—	—
Tax fees	—	21
All other fees	—	—
Total	$673	$757
Audit Fees
Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q. It is the Audit Committee’s policy to review and approve in advance the Company’s independent auditor’s annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and its independent auditors.
Audit-Related Fees
Audit-related fees primarily relate to consultations on accounting related matters.
Tax Fees
Tax fees relate to tax compliance, tax advice and tax planning services.
Pre-approval Policy
The policy of the Audit Committee of the Board of Managers of Holdings is to pre-approve all auditing services and non-audit services to be performed by the independent registered public accounting firm. Additionally, each permissible non-audit service provided in fiscal 2013 was reviewed and pre-approved by the Audit Committee.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 7, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 7, 2014:

/s/ James K. Schwartz	Chairman, President, Chief Executive Officer
James K. Schwartz	and Chief Operating Officer (principal executive officer)

/s/ Troy D. Cook	Executive Vice President-Finance, Chief Financial Officer,
Troy D. Cook	Secretary and Treasurer (principal financial officer)

/s/ Jason P. Poenitske	Chief Accounting Officer (principal accounting officer)
Jason P. Poenitske

/s/ Paul A. Rubin	Director
Paul A. Rubin

/s/ Robert Morris	Director
Robert Morris

/s/ Louis Mischianti	Director
Louis Mischianti

/s/ Evan Eason	Director
Evan Eason

/s/ Charles W. Peffer	Director
Charles W. Peffer

Exhibit Index

Exhibit No.	Description
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
2.03*
Asset Purchase Agreement dated as of November 19, 2013 among NPC International, Inc., NPC Quality Burgers, Inc. and Wendy’s Old Fashioned Hamburgers of New York, Inc. (incorporated herein by reference to Exhibit 2.1 to Holdings' Current Report on Form 8-K filed on December 9, 2013).

2.04*
First Amendment to Asset Purchase Agreement dated as of November 20, 2013 among NPC International, Inc., NPC Quality Burgers, Inc. and Wendy’s Old Fashioned Hamburgers of New York, Inc. (incorporated herein by reference to Exhibit 2.2 to Holdings' Current Report on Form 8-K filed on December 9, 2013).

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

10.08
Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), NPC International Holdings, Inc. and James K. Schwartz,

10.09
Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), NPC International Holdings, Inc. and Troy D. Cook.

10.10
Amendment to Employment Agreement, dated as of July 22, 2013 by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and James K. Schwartz (incorporated herein by reference to Exhibit 10.8 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013).

10.11
Amendment to Employment Agreement, dated as of July 22, 2013, by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and Troy D. Cook (incorporated herein by reference to Exhibit 10.9 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013).

10.12*
Stockholders Agreement, dated as of November 6, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.(1)

10.13*
Amended and Restated Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC), Barclays Bank plc and the other lenders party thereto.

10.14*
Amendment No. 1 to Credit Agreement, dated as of March 28, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc.

10.15*	Security Agreement, dated as of December 28, 2011, by and between NPC International, Inc., the other pledgors party thereto and Barclays Bank plc.
10.16*
Investment Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Olympus Growth Fund V, L.P., Olympus Executive Fund II, L.P., Olympus-1133 West Co-Investment Fund, L.P., and the other persons party thereto.

10.17*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.
10.18*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.
10.19*	NPC International Holdings, Inc. 2011 Stock Option Plan.
10.20*	Form of NPC International Holdings, Inc. Stock Option Agreement.(1)
10.21*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.
10.22
Amendment No. 2 to Credit Agreement, dated as of May 16, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.23
Amendment No. 3 to Credit Agreement, dated as of November 21, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.24
NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.25
Form of Wendy’s International, Inc. Unit Franchise Agreement (incorporated herein by reference to Exhibit 10.22 to NPC’s Quarterly Report on Form 10-Q (File No. 333-138338) filed with the SEC on November 7, 2013).

10.26***
Amendment No. 4 to Credit Agreement, dated as of December 16, 2013, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc.

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
101
Financial statements from the annual report on Form 10-K of NPC Restaurant Holdings, LLC for the fiscal year ended December 31, 2013, filed on March 7, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*
Filed as an exhibit with corresponding number to the Company’s registration statement on Form S-4 (File No 333-180524-03) and incorporated herein by reference. The registration statement is available under the filings of NPC on the Securities and Exchange Commission EDGAR system.

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