Form 10-Q
period 2014-04-01
NPC Restaurant Holdings, LLC
filed 2014-05-09
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of May 9, 2014, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	April 1, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,386	$20,035
Accounts and other receivables	6,445	10,580
Inventories	8,824	8,255
Prepaid expenses and other current assets	7,920	7,339
Deferred income taxes	9,615	10,895
Total current assets	40,190	57,104
Facilities and equipment, less accumulated depreciation of $85,213 and $75,895, respectively	176,824	169,950
Franchise rights, less accumulated amortization of $36,067 and $31,629, respectively	635,808	640,151
Goodwill	292,638	292,623
Other assets, net	44,933	45,284
Total assets	$1,190,393	$1,205,112
Liabilities and member’s equity
Current liabilities:
Accounts payable	$28,154	$30,335
Accrued liabilities	45,883	50,499
Accrued interest	6,088	9,641
Income taxes payable	2,119	557
Current portion of insurance reserves	11,121	10,598
Current portion of debt	3,750	3,438
Total current liabilities	97,115	105,068
Long-term debt	553,750	561,687
Other deferred items	43,068	42,681
Insurance reserves	16,022	16,008
Deferred income taxes	212,269	214,455
Total long-term liabilities	825,109	834,831
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of April 1, 2014 and December 31, 2013)	—	—
Member’s capital	268,169	265,213
Total member’s equity	268,169	265,213
Total liabilities and member’s equity	$1,190,393	$1,205,112
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Sales:
Net product sales	$282,303	$264,671
Fees and other income	13,950	14,298
Total sales	296,253	278,969
Costs and expenses:
Cost of sales	88,087	76,848
Direct labor	83,469	75,590
Other restaurant operating expenses	89,439	81,730
General and administrative expenses	15,459	14,424
Corporate depreciation and amortization of intangibles	5,097	4,393
Other	305	133
Total costs and expenses	281,856	253,118
Operating income	14,397	25,851
Interest expense	10,162	10,240
Income before income taxes	4,235	15,611
Income taxes	1,279	2,367
Net income	$2,956	$13,244

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance December 31, 2013	$265,213
Net income	2,956
Balance at April 1, 2014	$268,169
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Operating activities
Net income	$2,956	$13,244
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,048	12,950
Amortization of debt issuance costs	1,013	829
Deferred income taxes	(906)	350
Other	64	87
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	4,135	6,711
Inventories	(569)	(528)
Prepaid expenses and other current assets	466	(1,867)
Accounts payable	(2,181)	3,340
Income taxes	1,562	4,358
Accrued interest	(3,553)	(3,231)
Accrued liabilities	6,607	814
Insurance reserves	537	(26)
Other deferred items	(336)	(223)
Other assets	(70)	(10)
Net cash provided by operating activities	24,773	36,798
Investing activities
Capital expenditures	(19,246)	(9,630)
Proceeds from sale or disposition of assets	324	40
Net cash used in investing activities	(18,922)	(9,590)
Financing activities
Borrowings under revolving credit facility	39,500	—
Payments under revolving credit facility	(46,500)	—
Payments on term bank facilities	(625)	—
Debt issue costs	—	(38)
Accrued purchase price paid to sellers	(10,875)	(602)
Net cash used in financing activities	(18,500)	(640)
Net change in cash and cash equivalents	(12,649)	26,568
Beginning cash and cash equivalents	20,035	25,493
Ending cash and cash equivalents	$7,386	$52,061
Supplemental disclosures of cash flow information:
Net cash paid for interest	$12,662	$12,603
Net cash paid (received) for income taxes	$581	$(2,104)

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
Note 2 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance at December 31, 2013	$292,623
Purchase accounting adjustment	15
Balance at April 1, 2014	$292,638
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	April 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,875	$(36,067)	$635,808
Favorable leasehold interests, net	13,606	(2,582)	11,024
Unfavorable leasehold interests, net	(17,417)	4,879	(12,538)
	$668,064	$(33,770)	$634,294

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,780	$(31,629)	$640,151
Favorable leasehold interests, net	13,937	(2,616)	11,321
Unfavorable leasehold interests, net	(18,107)	5,026	(13,081)
	$667,610	$(29,219)	$638,391
Amortization expense on intangible assets was $4.2 million and $3.6 million for the 13-week periods ended April 1, 2014 and March 26, 2013, respectively.

Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	April 1, 2014	December 31, 2013
Term Loan	$367,500	$368,125
Senior Notes	190,000	190,000
Revolving Facility ($110 million) (1)	—	7,000
	557,500	565,125
Less current portion	3,750	3,438
	$553,750	$561,687

(1)
The Company had $91.7 million of borrowing capacity available under its Revolving Facility, net of $18.3 million of outstanding letters of credit at April 1, 2014. At December 31, 2013, the Company had $84.7 million of borrowing capacity available under its Revolving Facility, net of $18.3 million of outstanding letters of credit and borrowings of $7.0 million.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At April 1, 2014, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company’s excess cash flow for fiscal 2013 was significantly reduced for the investments made to acquire 91 Wendy’s units which resulted in no excess cash flow payment due in 2014 for fiscal 2013. The Company currently anticipates that it may be required to make a mandatory prepayment in 2015, but such amount cannot be reasonably estimated at this time.
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
The following tables summarize the carrying amounts and fair values of certain assets at April 1, 2014 and December 31, 2013, (in thousands):

	April 1, 2014
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,614	$9,614	$6,410	$3,204	$—
Fixed income(1)	5,275	5,275	1,504	3,771	—
Money market fund(2)	3,403	3,403	—	3,403	—

	December 31, 2013
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,015	$9,015	$5,778	$3,237	$—
Fixed income(1)	4,909	4,909	1,409	3,500	—
Money market fund(2)	13,948	13,948	—	13,948	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At April 1, 2014 and December 31, 2013, $0.8 million and $0.6 million, respectively, related to the Deferred Compensation and POWR Plans, were located in the other assets line item on the Consolidated Balance Sheets. At April 1, 2014 and December 31, 2013 the remaining $2.6 million and $13.3 million, respectively, were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	April 1, 2014	December 31, 2013
Term Loan	$367,978	$372,285
Senior Notes	217,550	220,400
Revolving Facility	—	7,000
	$585,528	$599,685
Carrying value	$557,500	$565,125
The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange.
Note 5 – Income Taxes
For the 13 weeks ended April 1, 2014, the Company recorded income tax expense of $1.3 million which resulted in an effective income tax rate of 30.2% compared to income tax expense of $2.4 million or an effective income tax rate of 15.2% for the prior year period. For the 13 weeks ended April 1, 2014, income tax expense included an adjustment to deferred taxes for a change in the applicable state income tax rate of $1.2 million. The remaining tax expense of $0.1 million was primarily due to tax credits in relation to lower projected taxable income. For the 13 weeks ended March 26, 2013, the lower than statutory rate was primarily due to tax credits and a $1.4 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $4.0 million as of April 1, 2014 and December 31, 2013, was considered long term and was included in other deferred items in the Consolidated Balance Sheets.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 1, 2014	December 31, 2013
Payroll and vacation	$18,519	$16,634
Accrued payroll taxes	5,354	2,453
Accrued purchase price due to sellers	—	10,895
Sales tax payable	5,366	6,379
Other	16,644	14,138
	$45,883	$50,499
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

Note 9 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing acquisitions of Wendy’s restaurants during the third and fourth quarters of fiscal 2013. NPC Op Co B does not have any assets, operations or cash flows as of April 1, 2014. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of April 1, 2014 and December 31, 2013, and for each of the 13-week periods ended April 1, 2014 and March 26, 2013 (in thousands):
Condensed Consolidating Statements of Income

	13 Weeks Ended April 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$266,368	$29,885	$—	$—	$296,253
Total costs and expenses	—	251,970	29,886	—	—	281,856
Operating income	—	14,398	(1)	—	—	14,397
Interest expense	—	10,162	—	—	—	10,162
Equity in net income of subsidiary	2,965	(9)	—	—	(2,956)	—
Income before income taxes	2,965	4,227	(1)	—	(2,956)	4,235
Income taxes	—	1,271	8	—	—	1,279
Net income	$2,965	$2,956	$(9)	$—	$(2,956)	$2,956

	13 Weeks Ended March 26, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$278,969	$—	$—	$—	$278,969
Total costs and expenses	—	253,118	—	—	—	253,118
Operating income	—	25,851	—	—	—	25,851
Interest expense	—	10,240	—	—	—	10,240
Equity in net income of subsidiary	13,244	—	—	—	(13,244)	—
Income before income taxes	13,244	15,611	—	—	(13,244)	15,611
Income taxes	—	2,367	—	—	—	2,367
Net income	$13,244	$13,244	$—	$—	$(13,244)	$13,244

Condensed Consolidating Balance Sheet

	April 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$36,396	$3,794	$—	$—	$40,190
Facilities and equipment, net	—	159,540	17,284	—	—	176,824
Franchise rights, net	—	604,078	31,730	—	—	635,808
Goodwill	—	290,502	2,136	—	—	292,638
Investment in subsidiary	268,291	47,681	—	—	(315,972)	—
Other assets, net	—	43,929	1,004	—	—	44,933
Total assets	$268,291	$1,182,126	$55,948	$—	$(315,972)	$1,190,393
Liabilities and member’s equity:
Current liabilities	$—	90,152	6,963	$—	$—	$97,115
Long-term debt	—	553,750	—	—	—	553,750
Other liabilities and deferred items	—	58,169	921	—	—	59,090
Deferred income taxes	—	211,886	383	—	—	212,269
Member’s equity	268,291	268,169	47,681	—	(315,972)	268,169
Total liabilities and member’s equity	$268,291	$1,182,126	$55,948	$—	$(315,972)	$1,190,393

	December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$53,364	$3,740	$—	$—	$57,104
Facilities and equipment, net	—	152,810	17,140	—	—	$169,950
Franchise rights, net	—	607,880	32,271	—	—	$640,151
Goodwill	—	290,502	2,121	—	—	$292,623
Investment in subsidiary	265,326	50,978	—	—	(316,304)	$—
Other assets, net	—	44,273	1,011	—	—	$45,284
Total assets	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112
Liabilities and member’s equity:
Current liabilities	$—	100,766	4,302	$—	$—	$105,068
Long-term debt	—	561,687	—	—	—	$561,687
Other liabilities and deferred items	—	58,060	629	—	—	$58,689
Deferred income taxes	—	214,081	374	—	—	$214,455
Member’s equity	265,326	265,213	50,978	—	(316,304)	$265,213
Total liabilities and member’s equity	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112

Condensed Consolidating Statements of Cash Flows

	13 Weeks Ended April 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	—	20,390	4,383	—	—	24,773
Investing activities:
Capital expenditures	—	(18,191)	(1,055)	—	—	(19,246)
Return of investment in NPCQB	—	3,387	—	—	(3,387)	—
Proceeds from sale or disposition of assets	—	324	—	—	—	324
Net cash flows used in investing activities	—	(14,480)	(1,055)	—	(3,387)	(18,922)
Financing activities:
Accrued purchase price paid to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(7,625)	—	—	—	(7,625)
Distribution to parent	—	—	(3,387)	—	3,387	—
Net cash flows used in financing activities	—	(18,500)	(3,387)	—	3,387	(18,500)
Net change in cash and cash equivalents	—	(12,590)	(59)	—	—	(12,649)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$6,580	$806	$—	$—	$7,386

	13 Weeks Ended March 26, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$36,798	$—	$—	$—	$36,798
Investing activities:
Capital expenditures	—	(9,630)	—	—	—	(9,630)
Proceeds from sale or disposition of assets	—	40	—	—	—	40
Net cash flows used in investing activities	—	(9,590)	—	—	—	(9,590)
Financing activities:
Net cash flows used in financing activities	—	(640)	—	—	—	(640)
Net change in cash and cash equivalents	—	26,568	—	—	—	26,568
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$52,061	$—	$—	$—	$52,061

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Market and Industry Data
In this Form 10-Q, we refer to information regarding the U.S. restaurant industry and the quick service restaurant sector from publicly available market research reports and other publicly available information. Unless otherwise indicated, corporate information regarding PHI in this Form 10-Q has been made publicly available by Yum! and corporate information regarding Wendy's has been made publicly available by Wendy’s International, LLC. We have not independently verified such data and we make no representations as to the accuracy of such information. None of the reports referred to in the Form 10-Q were prepared for use in, or in connection with, this Form 10-Q.
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of our franchisors;

•	the ability of the Pizza Hut system’s cost savings initiative to reduce our cost of sales;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Restaurant Supply Chain Solutions, LLC (“RSCS”) for the Pizza Hut system;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy

•	the risks associated with the expansion of our business, including risks relating to the integration of the Wendy’s restaurants recently acquired by us;

•	the effect of disruptions to our computer and information systems;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”) as well as our unaudited consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov.
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States according to the 2013 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the ninth largest restaurant unit operator, based on unit count, in the U.S. according to the 2013 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of April 1, 2014 we operated 1,263 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast and 91 Wendy’s units in 3 states. As of the first quarter of 2014, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
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
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2014 and 2013 contain 52 and 53 weeks, respectively. Each quarterly period in 2014 and 2013 has 13 weeks, except that the fourth quarter of 2013 which had 14 weeks.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 13 weeks ended April 1, 2014, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 65% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
Fees and Other Income. Fees and other income for our Pizza Hut operations are comprised primarily of delivery fees charged to customers, vending receipts and other fee income and are not included in our comparable store sales metric.
Seasonality. Our Pizza Hut business is moderately seasonal in nature with net product sales typically being higher in the first half of the fiscal year. Our Wendy’s business is also moderately seasonal in nature with net product sales typically being higher in the spring and summer months. As a result of these seasonal fluctuations, our operating results may vary between fiscal quarters. Further, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At April 1, 2014, 73% of our units include the WingStreet product line. We converted 83 units and opened 4 Delco’s with the WingStreet product line during the 13 weeks ended April 1, 2014 and currently expect to convert 297 additional units to WingStreet by the end of fiscal 2014. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. Approximately 65% of sales at our Wendy’s units are transacted through the pick-up window. Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. The Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty™ desserts and kids’ meals.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	13 weeks Ended
	April 1, 2014		March 26, 2013
Number of restaurants open at the end of the period:
Pizza Hut
Delco	571		527
RR	166		175
RBD	526		530
Total Pizza Hut units	1,263	(1)	1,232	(1)
Wendy’s units	91		—
Total units	1,354		1,232

(1)	Includes 927 units and 633 units offering the WingStreet product line at April 1, 2014 and March 26, 2013, respectively.
Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our Pizza Hut cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! restaurants, and participate in various cheese hedging and procurement programs that are directed by the RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the RSCS, the RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal year 2014 through a combination of derivatives taken under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on certain volumes of cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.

Our Wendy’s cost of sales is primarily comprised of the following: meat: 40-42%; packaging: 11-13%; potatoes: 8-10%; and dairy: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions.Wendy’s and its franchisees have established Quality Supply Chain Co-op, Inc. to manage contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume for the Wendy’s system in the United States and Canada.

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

Other restaurant operating expenses. Other restaurant operating expenses include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses (for our Pizza Hut operations), supplies, repairs, insurance and other restaurant-related costs.

Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other operating expenses at the time development of a new unit is completed. The offering of Development Incentives was renewed for fiscal 2013 and fiscal 2014 and is renewable annually at PHI’s discretion. Incentives earned under the program will generally be received the year following development. We developed or relocated 4 units during the 13 weeks ended April 1, 2014 that were eligible for the incentive and earned Development Incentives of $0.3 million and we currently expect to develop an additional 11 units during fiscal 2014, which would allow us to earn an additional $0.9 million of Development Incentives.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 and 2014 (the “WingStreet Incentive”). WingStreet Incentives earned under the program are recorded as a reduction to other operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 83 units during the first quarter of 2014 that were eligible for the incentive and earned WingStreet Incentives of $0.8 million. We currently expect to convert an additional 297 units during fiscal 2014, which would allow us to earn an additional $3.0 million.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both the 13 week periods ended April 1, 2014 and March 26, 2013. Our blended average Wendy’s royalty rate as a percentage of total sales was 3.9% for the 13 weeks ended April 1, 2014.
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
Trends and Uncertainties Affecting Our Business
We believe that as a franchisee of such a large number of Pizza Hut and Wendy’s restaurants, our financial success is driven less by variable factors that affect regional restaurants and their markets, and more by trends affecting the food purchase industry – specifically the Quick Service Restaurants or “QSR” industry. The following discussion describes certain key factors that may affect our future performance.
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
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. The block cheese price for the first quarter of fiscal 2014 averaged $2.24 per pound, an increase of $0.58 or 35% versus the average price for the first quarter of fiscal year 2013.
Based upon current market conditions and information provided by the RSCS, we currently expect overall commodity inflation for our Pizza Hut operations to be approximately 3% to 4% for fiscal 2014, without giving full effect to the RSCS directed hedging programs, with expected commodity inflation of approximately 6% in the second quarter of fiscal 2014. This inflation will place significant pressure on our margins. We currently expect our overall commodity inflation for our Wendy’s operations to be flat for fiscal 2014.
Labor Cost
The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. Labor costs for our Pizza Hut restaurants, to the extent that our delivery sales mix increases due to acquisition of units or customer preference, would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.7 million in fiscal 2014. However, there are currently a number of federal and state initiatives and proposals to further increase minimum wage rates, which could be material to our operations.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us are scheduled to become effective in 2015. Based upon our current evaluation, without taking mitigating steps we expect that the Federal Health Care Acts will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2013 Form 10-K filed on March 7, 2014. There have been no significant changes with respect to these policies during the 13 weeks ended April 1, 2014.
Recently Issued Accounting Statements and Pronouncements
There were no new accounting pronouncements during the 13 weeks ended April 1, 2014 which affect our unaudited Consolidated Financial Statements.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week period ended April 1, 2014 and March 26, 2013:

	13 Weeks Ended
Consolidated:	April 1, 2014	March 26, 2013
Comparable store sales	(4.7)%	(2.2)%
Net product sales, (in thousands)	$282,303	$264,671
Fees and other income, (in thousands)	$13,950	$14,298
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	31.2%	29.0%
Direct labor	29.6%	28.6%
Other restaurant operating expenses	31.7%	30.9%

Pizza Hut(2)
Comparable store sales	(4.7)%	(2.2)%
Net product sales, (in thousands)	$252,418	$264,671
Fees and other income, (in thousands)	$13,950	$14,298
Net product sales	100%	100%
Direct restaurant costs and expenses:
Cost of sales	30.9%	29.0%
Direct labor	29.6%	28.6%
Other restaurant operating expenses	32.0%	30.9%

Wendy’s:
Comparable store sales	N/A(1)	N/A
Net product sales, (in thousands)	$29,885	N/A
Net product sales	100%	N/A
Direct restaurant costs and expenses:
Cost of sales	33.6%	N/A
Direct labor	29.7%	N/A
Other restaurant operating expenses	29.2%	N/A

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Prior year operations consisted of Pizza Hut only.

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Pizza Hut Sales by occasion:
Delivery	40%	39%
Carryout	48%	48%
Dine-in	12%	13%

Wendy’s sales by occasion:
Pick-up window	65%	N/A
Counter service	35%	N/A
Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended
	April 1, 2014			March 26, 2013
	Consolidated	Wendy’s	Pizza Hut	Pizza Hut
Beginning of period	1,354	91	1,263	1,227
Acquired	—	—	—	1
Developed(1)	4	—	4	6
Closed(1)	(4)	—	(4)	(2)
End of period	1,354	91	1,263	1,232
Equivalent units(2)	1,349	91	1,258	1,226

(1)	For Pizza Hut, one unit was relocated or rebuilt and is included in both developed and closed total above for the 13 weeks ended April 1, 2014.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.

13 Weeks Ended April 1, 2014 Compared to the 13 Weeks Ended March 26, 2013

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 13 weeks ended April 1, 2014 compared to the 13 weeks ended March 26, 2013 were $252.4 million and $264.7 million, respectively, a decrease of $12.3 million or 4.6%, resulting largely from a decline in comparable store sales of 4.7% for the first quarter of 2014, rolling over last year’s comparable store sales decrease of 2.2%.
Fees and Other Income. Fees and other income for the first quarter of 2014, as compared to the same period of 2013, were $14.0 million and $14.3 million, respectively, a decrease of $0.3 million or 2.4%. The decrease was due to a decline in customer delivery charge income due to fewer delivery transactions as compared to the prior year.
Cost of Sales. Pizza Hut cost of sales for the first quarter of 2014 as compared to 2013, was $78.1 million and $76.8 million, respectively, an increase of $1.3 million or 1.6%. Cost of sales increased 1.9% as a percentage of net product sales, to 30.9%, compared to 29.0% in the prior year. This increase was primarily due to increased ingredient costs.
Direct Labor. Pizza Hut direct labor costs for the first quarter of 2014, as compared to 2013, were $74.6 million and $75.6 million, respectively, a decrease of $1.0 million, or 1.3%. Direct labor costs were 29.6% of net product sales for the first quarter of 2014, a 1.0% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to the deleveraging effect of negative comparable store sales on fixed labor costs.
Other Restaurant Operating Expenses. Other restaurant operating expenses (“OROE”) for our Pizza Hut units for the first quarter of 2014 were $80.7 million compared to $81.7 million for the prior year, a decrease of $1.0 million, or 1.2%. OROE were 32.0% of net product sales for the first quarter of 2014 compared to 30.9% of net product sales for the prior year, an increase of 1.1%.
Significant changes in OROE as a percentage of net product sales are as follows:

OROE as a percentage of net product sales for the 13 weeks ended March 26, 2013	30.9%
Restaurant manager bonuses	(0.3)
Development incentives	(0.2)
Deleveraging effect on rent and occupancy costs	1.0
Depreciation expense	0.4
Other	0.2
OROE as a percentage of net product sales for the 13 weeks ended April 1, 2014	32.0%
Depreciation expense included in OROE for our Pizza Hut operations was $9.5 million or 3.8% of net product sales for the first quarter of 2014 compared to $9.0 million or 3.4% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the first quarter of 2014 were $29.9 million.
Cost of Sales. Wendy’s cost of sales for the first quarter of 2014 were $10.0 million or 33.6% of net product sales.
Direct Labor. Wendy’s direct labor costs for the first quarter of 2014 were $8.9 million or 29.7% of net product sales.
Other Restaurant Operating Expenses. Wendy’s OROE for the first quarter of 2014 were $8.7 million or 29.2% of net product sales. Depreciation expense included in OROE for our Wendy’s operations was $0.9 million or 3.0% of net product sales and rent expense was $2.1 million or 6.9% of net product sales for the first quarter of 2014.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the first quarter of 2014 were $15.5 million compared to $14.4 million for the first quarter of 2013, an increase of $1.1 million or 7.2%. This increase was due to field personnel costs and credit card transaction fees attributable to the Wendy’s operations acquired in the last half of 2013. These costs were partially offset by lower incentive compensation expense.

Other. During the first quarter of 2014 we recorded $0.3 million for direct acquisition costs related to the Wendy’s acquisitions, compared to $0.1 million of other expense in the prior year.
Interest Expense. Interest expense was $10.2 million for both the first quarter of 2014 and 2013. Our cash borrowing rate decreased 0.4% to 6.3% for the first quarter of 2014 as compared to the prior year and our average outstanding debt balance increased $14.6 million to $572.7 million for the first quarter 2014 as compared to the same period last year due to borrowings on our revolving credit facility. Interest expense included $1.0 million and $0.8 million for amortization of deferred debt issuance costs in the first quarter of 2014 and 2013, respectively.
Income Taxes. For the first quarter of 2014, we recorded income tax expense of $1.3 million which resulted in an effective income tax rate of 30.2% compared to income tax expense of $2.4 million, or an effective rate of 15.2% for the prior year period. For the first quarter of 2014, income tax expense included an adjustment to deferred taxes for a change in the applicable state income tax rate of $1.2 million. The remaining tax expense of $0.1 million was primarily due to tax credits in relation to lower projected taxable income. For the 13 weeks ended March 26, 2013, the lower than statutory rate was primarily due to tax credits and a $1.4 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013.
Net Income. Net income for the first quarter of 2014 was $3.0 million compared to $13.2 million for the prior year, a decrease of $10.2 million. The decrease is primarily attributable to negative comparable store sales for Pizza Hut operations compounded by increased ingredient costs and the related deleveraging effect of negative comparable store sales on the fixed and semi-fixed cost components of direct labor and other restaurant operating expenses.
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
Our working capital was a deficit of $56.9 million at April 1, 2014. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At April 1, 2014, we had $91.7 million of borrowing capacity available under our revolving credit facility net of $18.3 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the first quarter of fiscal 2014 was $24.8 million compared to $36.8 million for the same period of the prior year or a $12.0 million decrease. This decrease was primarily due to a $10.2 million reduction in our net income, as well as a $2.7 million negative net change in assets and liabilities, partially offset by a $1.0 million positive change in our non-cash items.
Cash flows from investing activities
Cash flows used in investing activities were $18.9 million for the 13 weeks ended April 1, 2014 due to $19.2 million of investments in capital expenditures, partially offset by $0.3 million of proceeds from the disposition of assets.
Cash flows used in investing activities were $9.6 million during the first quarter of 2013 due to investment in capital expenditures.

We currently expect our capital expenditure investment to be approximately $56.0 million to $62.0 million in fiscal 2014, including the development of 15 Delco units for approximately $4.6 million, the addition of the WingStreet product line to 380 units for approximately $12.9 million and $7.1 million for MAA’s and unit relocations in accordance with our franchise agreements. Such expenditures also include investment in our Wendy’s operations for $10.7 million for facility improvements, maintenance expenditures, IA’s in accordance with our franchise agreements, the development of one unit and the relocation of one unit. The remaining planned capital expenditures are comprised of maintenance expenditures for our Pizza Hut units and other corporate expenditures.
Cash flows from financing activities
Net financing cash outflows were $18.5 million for the first quarter of 2014 due to payments of $10.9 million for post-closing amounts due to the former owners of Holdings relating to the acquisition of Holdings by NPC Holdings (the “Acquisition”), net payments on the revolving credit facility of $7.0 million and a $0.6 million principal payment on the term loan. Net financing cash outflows were $0.6 million for the first quarter of 2013 as a result of post-closing payments to the former owners of Holdings relating to the Acquisition.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company’s excess cash flow for fiscal 2013 was significantly reduced for the investments made to acquire 91 Wendy’s units during fiscal 2013 which resulted in no excess cash flow payment due in 2014 for fiscal 2013. We currently anticipate that we may be required to make a mandatory prepayment in 2015, but such amount cannot be reasonably estimated at this time.
As of April 1, 2014, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of April 1, 2014 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	4.04x	Not more than 5.75x
Minimum interest coverage ratio	2.00x	Not less than 1.35x
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
At April 1, 2014, we had $91.7 million of borrowing capacity available under our Revolving Facility net of $18.3 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $125.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs.
Non-GAAP measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We incurred substantial interest expense, depreciation and amortization related to the Acquisition and the related debt financing on December 28, 2011. We believe the elimination of these items, as well as income taxes and certain other items of a non-operational nature as noted in the table below, give investors and management useful information to compare the performance of our core operations over different periods.
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended
	April 1, 2014	March 26, 2013
Net income	$2,956	$13,244
Adjustments:
Interest expense	10,162	10,240
Income taxes	1,279	2,367
Depreciation and amortization	15,048	12,950
Pre-opening expenses and other	372	341
Transaction costs	281	36
Development and WingStreet Incentives	(1,140)	$(630)
Adjusted EBITDA	$28,958	$38,548

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

Letters of Credit
As of April 1, 2014, we had letters of credit of $18.3 million issued under our Senior Secured Credit Facilities in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of April 1, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of April 1, 2014, we had $367.5 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $3.7 million without taking into account the interest rate floor and cap described below. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of April 1, 2014 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the RSCS, and participate in cheese hedging programs that are directed by the RSCS to help reduce the volatility of this commodity from period-to-period. Based on information provided by the RSCS, the RSCS expects to hedge approximately 30-50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on certain volumes of cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.22 and $0.17 per pound for the 13 weeks ended April 1, 2014 and March 26, 2013, respectively) would have been approximately $2.7 million and $1.9 million for the 13 weeks ended April 1, 2014 and March 26, 2013, respectively, without giving effect to the RSCS directed hedging programs.

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

There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in our 2013 Form 10-K.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2014.

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
2.03
Asset Purchase Agreement dated as of November 19, 2013 among NPC International, Inc., NPC Quality Burgers, Inc. and Wendy’s Old Fashioned Hamburgers of New York, Inc. (incorporated herein by reference to Exhibit 2.1 to Holdings' Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on December 9, 2013).

2.04
First Amendment to Asset Purchase Agreement dated as of November 20, 2013 among NPC International, Inc., NPC Quality Burgers, Inc. and Wendy’s Old Fashioned Hamburgers of New York, Inc. (incorporated herein by reference to Exhibit 2.2 to Holdings' Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on December 9, 2013).

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

10.01
NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.01 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 2, 2013).

10.02
NPC International, Inc. POWR Plan for Key Employees as amended and restated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.02 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 2, 2013).

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

10.08*
Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and James K. Schwartz.

10.09*	Amended and Restated Employment Agreement, dated as of November 4, 2011, by and between NPC International, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Troy D. Cook

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

10.22	Wendy’s International, Inc. unit franchise agreement dated as of July 22, 2013.
10.23
Amendment to Employment Agreement, dated as of July 22, 2013 by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and James K. Schwartz (incorporated herein by reference to Exhibit 10.8 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013).

10.24
Amendment to Employment Agreement, dated as of July 22, 2013, by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and Troy D. Cook (incorporated herein by reference to Exhibit 10.9 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013).

10.25
Amendment No. 4 to Credit Agreement, dated as of December 16, 2013, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 7, 2014).

21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated by reference to Exhibit 21.01 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 7, 2014).
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 week period ended April 1, 2014, filed on May 9, 2014, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 week period ended April 1, 2014 and March 26, 2013, (ii) the Consolidated Balance Sheets (unaudited) at April 1, 2014 and December 31, 2013, (iii) the Consolidated Statement of Equity (unaudited) for the 13 weeks ended April 1, 2014, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended April 1, 2014 and March 26, 2013, and (v) the Notes to the Unaudited Consolidated Financial Statements.

*	Filed as an exhibit with corresponding number to the registration statement on Form S-4 (File No 333-180524) of Holdings and NPC and incorporated herein by reference.

**
Portions of these documents have been omitted pursuant to a Request for Confidential Treatment [Did you receive a confidential treatment order? If so, we should reference that instead of the request. Also, we should check at some point to see when that runs out - I assume it was at least five years.]filed with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions of these documents are indicated with an asterisk.

***	Filed or furnished herewith