Form 10-Q/A
period 2014-04-01
NPC Restaurant Holdings, LLC
filed 2014-08-14
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of August 14, 2014, there were 1,000 units of membership interests outstanding.

INDEX

		Page

	EXPLANATORY NOTE	4
Part II	OTHER INFORMATION
Item 6.	Exhibits, Financial Statement Schedules	4
Signatures		4
Exhibit Index		4

EXPLANATORY NOTE
The registrant filed with the Securities and Exchange Commission (the “SEC”) a Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2014 ("Original Form 10-Q” ) on May 9, 2014. However the registrant inadvertently omitted certain required language from paragraph 4 of the certifications of the registrant’s principal executive officer and principal financial officer required by Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of filing revised certifications by the registrant’s principal executive officer and principal financial officer, including the previously omitted language. These revised certifications are currently dated, refer to this Form 10-Q/A, and are being included as exhibits to this Amendment No.1 on Form10-Q/A under Part II, Item 6 hereof. In accordance with applicable SEC interpretations, this Form 10-Q/A contains only the cover page, this explanatory note, a signature page, and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).
Except as described above, no attempt has been made in this Amendment No.1 on Form 10-Q/A to modify or update the other disclosures or exhibits presented in the Original Form 10-Q. Except as presented in this Form 10-Q/A and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the registrant’s other filings with the SEC.

PART II. OTHER INFORMATION

Item 6.	Exhibits, Financial Statement Schedules

(a)	The exhibit index below lists the exhibits that are being filed with this Form 10-Q/A, as part of Amendment No. 1 to Original Form 10-Q

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2014.

NPC RESTAURANT HOLDINGS, LLC

By:	/s/ Troy D. Cook
Name:	Troy D. Cook
Title:	Executive Vice President—Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002