Form 10-Q
period 2014-07-01
NPC Restaurant Holdings, LLC
filed 2014-08-15
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of August 15, 2014, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	July 1, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$48,293	$20,035
Accounts and other receivables	8,587	10,580
Inventories	9,187	8,255
Prepaid expenses and other current assets	9,141	7,339
Deferred income taxes	9,066	10,895
Total current assets	84,274	57,104
Facilities and equipment, less accumulated depreciation of $95,795 and $75,895, respectively	180,617	169,950
Franchise rights, less accumulated amortization of $40,509 and $31,629, respectively	631,401	640,151
Goodwill	292,638	292,623
Other assets, net	44,393	45,284
Total assets	$1,233,323	$1,205,112
Liabilities and member’s equity
Current liabilities:
Accounts payable	$36,554	$30,335
Accrued liabilities	41,907	51,056
Accrued interest	10,322	9,641
Current portion of insurance reserves	11,275	10,598
Current portion of debt	4,158	3,438
Total current liabilities	104,216	105,068
Long-term debt	592,302	561,687
Other deferred items	41,709	42,681
Insurance reserves	17,016	16,008
Deferred income taxes	211,345	214,455
Total long-term liabilities	862,372	834,831
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of July 1, 2014 and December 31, 2013)	—	—
Member’s capital	266,735	265,213
Total member’s equity	266,735	265,213
Total liabilities and member’s equity	$1,233,323	$1,205,112
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Sales:
Net product sales	$273,232	$249,403	$555,535	$514,074
Fees and other income	12,674	12,555	26,624	26,853
Total sales	285,906	261,958	582,159	540,927
Costs and expenses:
Cost of sales	86,605	71,793	174,692	148,641
Direct labor	80,957	70,449	164,426	146,039
Other restaurant operating expenses	91,305	78,809	180,744	160,539
General and administrative expenses	15,684	15,097	31,143	29,521
Corporate depreciation and amortization of intangibles	5,097	4,480	10,194	8,873
Other	(45)	416	260	549
Total costs and expenses	279,603	241,044	561,459	494,162
Operating income	6,303	20,914	20,700	46,765
Interest expense	10,042	10,237	20,204	20,477
(Loss) income before income taxes	(3,739)	10,677	496	26,288
Income tax (benefit) expense	(2,365)	2,589	(1,086)	4,956
Net (loss) income	$(1,374)	$8,088	$1,582	$21,332

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance December 31, 2013	$265,213
Net income	1,582
Purchase of Company stock	(60)
Balance at July 1, 2014	$266,735
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	26 Weeks Ended
	July 1, 2014	June 25, 2013
Operating activities
Net income	$1,582	$21,332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,935	26,201
Amortization of debt issuance costs	1,928	1,663
Deferred income taxes	(1,281)	1,870
Other	(16)	384
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	1,993	5,910
Inventories	(932)	(480)
Prepaid expenses and other current assets	(1,194)	(1,432)
Accounts payable	6,219	5,285
Income taxes	(1,395)	3,033
Accrued interest	681	1,425
Accrued liabilities	2,702	2,218
Insurance reserves	1,685	269
Other deferred items	(1,366)	(851)
Other assets	(258)	(35)
Net cash provided by operating activities	41,283	66,792
Investing activities
Capital expenditures	(35,105)	(22,102)
Proceeds from sale or disposition of assets	2,373	540
Net cash used in investing activities	(32,732)	(21,562)
Financing activities
Borrowings under revolving credit facility	60,800	—
Payments under revolving credit facility	(67,800)	—
Issuance of debt	40,000	—
Payments on term bank facilities	(1,665)	—
Debt issue costs	(693)	(91)
Purchase of Company stock	(60)	—
Payment of accrued purchase price to sellers	(10,875)	(2,847)
Net cash provided by (used in) financing activities	19,707	(2,938)
Net change in cash and cash equivalents	28,258	42,292
Beginning cash and cash equivalents	20,035	25,493
Ending cash and cash equivalents	$48,293	$67,785
Supplemental disclosures of cash flow information:
Net cash paid for interest	$17,519	$17,309
Net cash paid for income taxes	$3,342	$650

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation, Interim Financial Statements and Accounting Policies
NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.” On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (the “Acquisition”) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliates (“Olympus” or “Sponsor”).
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
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
Effective January 1, 2014, the Company adopted, on a prospective basis, Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes, issued by the Financial Accounting Standards Board (“FASB”), related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Note 2 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance at December 31, 2013	$292,623
Purchase accounting adjustment	15
Balance at July 1, 2014	$292,638

The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company based its goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. As a result of negative comparable store sales in the Company’s Pizza Hut operations, the Company performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of the Company’s annual impairment testing, the Company determined that goodwill was not impaired.

Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	July 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,910	$(40,509)	$631,401
Favorable leasehold interests	13,635	(2,907)	10,728
Unfavorable leasehold interests	(17,416)	5,403	(12,013)
	$668,129	$(38,013)	$630,116

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,780	$(31,629)	$640,151
Favorable leasehold interests	13,937	(2,616)	11,321
Unfavorable leasehold interests	(18,107)	5,026	(13,081)
	$667,610	$(29,219)	$638,391
Amortization expense on intangible assets was $4.2 million and $3.6 million for the 13-week periods ended July 1, 2014 and June 25, 2013, respectively, and $8.4 million and $7.2 million for the 26-week periods ended July 1, 2014 and June 25, 2013, respectively.
Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	July 1, 2014	December 31, 2013
Term Loan	$406,460	$368,125
Senior Notes	190,000	190,000
Revolving Facility ($110 million) (1)	—	7,000
	596,460	565,125
Less current portion	4,158	3,438
	$592,302	$561,687

(1)
The Company had $91.8 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $18.2 million of outstanding letters of credit at July 1, 2014. At December 31, 2013, the Company had $84.7 million of borrowing capacity available under its Revolving Facility, net of $18.3 million of outstanding letters of credit and borrowings of $7.0 million.

The Company's Senior Secured Credit Facilities are comprised of the Revolving Facility and the term loan. On June 19, 2014, the Company incurred $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing term loan. This borrowing reduced the Company’s remaining available term loan accordion capacity to $85.0 million. The Company paid $0.7 million for transaction costs which were capitalized to debt issuance costs and will be amortized over the term of the related debt. The proceeds were used to fund the July 2014 acquisition of 56 Wendy’s units. (See Note 11 to the consolidated financial statements for a discussion regarding the Company’s subsequent events.)

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At July 1, 2014, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company currently expects that it will not be required to make a payment in 2015. Because this is a preliminary estimate, it is possible that an excess cash flow mandatory prepayment could ultimately be required.
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
The following tables summarize the carrying amounts and fair values of certain assets at July 1, 2014 and December 31, 2013, (in thousands):

	July 1, 2014
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,934	$9,934	$6,677	$3,257	$—
Fixed income(1)	5,320	5,320	1,512	3,808	—
Money market fund(2)	44,182	44,182	—	44,182	—

	December 31, 2013
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,015	$9,015	$5,778	$3,237	$—
Fixed income(1)	4,909	4,909	1,409	3,500	—
Money market fund(2)	13,948	13,948	—	13,948	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At July 1, 2014 and December 31, 2013, $0.4 million and $0.6 million, respectively, related to the Deferred Compensation and POWR Plans, were located in the other assets line item on the Consolidated Balance Sheets. At July 1, 2014 and December 31, 2013 the remaining $43.8 million and $13.3 million, respectively, were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	July 1, 2014	December 31, 2013
Term Loan	$404,428	$372,285
Senior Notes	217,075	220,400
Revolving Facility	—	7,000
	$621,503	$599,685
Carrying value	$596,460	$565,125

The Company measures the fair value of its debt facilities under a Level 2 observable input which consists of quotes from non-active markets. However, the fair value estimates presented herein are not necessarily indicative of the amount that the Company’s debtholders could realize in a current market exchange. Cash and cash equivalents (excluding the money market fund), accounts and other receivables and accounts payable are carried at cost which approximates fair value because of the short-term nature of these instruments.
Note 5 – Income Taxes
For the 26 weeks ended July 1, 2014, the Company recorded an income tax benefit of $1.1 million compared to income tax expense of $5.0 million for the prior year period. Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on fluctuations in the Company’s current and projected results, a reliable projection of the Company’s annual effective rate has been difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income in interim periods. As such, and in contrast with our previous methods of recording income tax expense, the Company recorded a tax benefit of $2.3 million for the 26 weeks ended July 1, 2014 based on actual year-to-date results. This benefit was primarily related to federal employment-related tax credits. This benefit was partially offset by income tax expense of $1.2 million for an adjustment to deferred taxes for a change in the applicable state income tax rate. For the 26 weeks ended June 25, 2013, the lower than statutory rate was primarily due to tax credits and a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $4.0 million as of July 1, 2014 and December 31, 2013, was considered long term and was included in other deferred items and as a reduction to deferred tax assets in the Consolidated Balance Sheets.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 1, 2014	December 31, 2013
Payroll and vacation	$16,247	$16,634
Accrued payroll taxes	2,688	2,453
Accrued purchase price due to sellers	—	10,895
Sales tax payable	4,235	6,379
Other	18,737	14,695
	$41,907	$51,056
Note 7 - Stock-based Compensation Plan
In connection with the Acquisition, the Parent established the NPC International Holdings, Inc. Stock Option Plan (the “Plan”), which governs, among other things, the grant of options with respect to the common stock of the Parent. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Parent; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Parent as well as the Company.
The following table summarized stock option activity under the Plan during the 26 weeks ended July 1, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	249,019	$146
Granted	22,765	143
Exercised	—	—
Forfeited or expired	(9,936)	145
Outstanding at July 1, 2014	261,848	103	7.7
Exercisable at July 1, 2014	95,012	$119	7.5
Under the Plan, options may be granted with respect to a maximum of 271,784 shares of common stock of the Parent, which represents 10% of the outstanding shares of common stock of the Parent as of the date of the Acquisition on a fully diluted basis and was recently adjusted to incorporate options to be available for performance of the Company’s Wendy’s operations. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Parent. Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”); 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”); and 1% of the options issued under the Plan have no vesting period and are fully exercisable at the date of grant (“Series 3”). In each case for options subject to vesting, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At July 1, 2014, there were 9,936 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

As of July 1, 2014
Series 1 Options	207,266
Series 2 Options	51,817
Series 3 Options	2,765
Total options granted	261,848
Total options exercisable	95,012
The exercise price of the Series 1 options was established based on the per share price of the common stock investment in the Parent at the time of closing of the Acquisition, or $100 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of all options granted following the Acquisition was determined at the discretion of the Compensation Committee. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
Option grants will be made at the discretion and through approval of the Board of Directors to ensure that compensation to the Company’s executive officers remains competitive and in-line with its peer companies.
The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the Plan, any portion of the Series 1 and Series 2 options that were vested on the date of the termination of the option holder’s employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of Parent, upon the termination of an employee stockholder’s employment or engagement with the Company for any reason, the Parent is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the

Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value.
The Series 3 options are not subject to vesting and may be exercised at any time prior to expiration. Based on the term of the agreement under the Plan, any option not exercised by the tenth anniversary date of the option grant or in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), the option shall expire and is forfeited without payment. In the event of a Change of Control, the employee is entitled to receive the greater of (i) the fair market value of such repurchased shares or (ii) an amount by which the fair market value of such repurchased shares exceeds the exercise price of all repurchased shares.
The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to the Parent upon such time a triggering event should occur that would require a repurchase of outstanding shares.
As of July 1, 2014, no options had been exercised by management. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Parent and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Parent sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Parent sale transaction. A Good Leaver Scenario is achieved when an event in the Company’s control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Parent sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of July 1, 2014, the Company has recorded no compensation expense for all options granted.
Note 8 – Commitments and Contingencies

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
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

Note 10 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing acquisitions of Wendy’s restaurants during the third and fourth quarters of fiscal 2013. NPC Op Co B does not have any assets, operations or cash flows as of July 1, 2014. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of July 1, 2014 and December 31, 2013, and for each of the 13-week and 26-week periods ended July 1, 2014 and June 25, 2013 (in thousands):

Condensed Consolidating Statements of Operations

	13 Weeks Ended July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$252,847	$33,059	$—	$—	$285,906
Total costs and expenses	—	247,780	31,823	—	—	279,603
Operating income	—	5,067	1,236	—	—	6,303
Interest expense	—	10,042	—	—	—	10,042
Equity in net (loss) income of subsidiary	(1,374)	797	—	—	577	—
(Loss) income before income taxes	(1,374)	(4,178)	1,236	—	577	(3,739)
Income tax (benefit) expense	—	(2,804)	439	—	—	(2,365)
Net (loss) income	$(1,374)	$(1,374)	$797	$—	$577	$(1,374)

	13 Weeks Ended June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$261,958	$—	$—	$—	$261,958
Total costs and expenses	—	241,044	—	—	—	241,044
Operating income	—	20,914	—	—	—	20,914
Interest expense	—	10,237	—	—	—	10,237
Equity in net income of subsidiary	8,088	—	—	—	(8,088)	—
Income before income taxes	8,088	10,677	—	—	(8,088)	10,677
Income tax expense	—	2,589	—	—	—	2,589
Net income	$8,088	$8,088	$—	$—	$(8,088)	$8,088

	26 Weeks Ended July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$519,215	$62,944	$—	$—	$582,159
Total costs and expenses	—	499,750	61,709	—	—	561,459
Operating income	—	19,465	1,235	—	—	20,700
Interest expense	—	20,204	—	—	—	20,204
Equity in net income of subsidiary	1,582	788	—	—	(2,370)	—
Income before income taxes	1,582	49	1,235	—	(2,370)	496
Income tax (benefit) expense	—	(1,533)	447	—	—	(1,086)
Net income	$1,582	$1,582	$788	$—	$(2,370)	$1,582

	26 Weeks Ended June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$540,927	$—	$—	$—	$540,927
Total costs and expenses	—	494,162	—	—	—	494,162
Operating income	—	46,765	—	—	—	46,765
Interest expense	—	20,477	—	—	—	20,477
Equity in net income of subsidiary	21,332	—	—	—	(21,332)	—
Income before income taxes	21,332	26,288	—	—	(21,332)	26,288
Income tax expense	—	4,956	—	—	—	4,956
Net income	$21,332	$21,332	$—	$—	$(21,332)	$21,332

Condensed Consolidating Balance Sheet

	July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$79,865	$4,409	$—	$—	$84,274
Facilities and equipment, net	—	163,188	17,429	—	—	180,617
Franchise rights, net	—	600,215	31,186	—	—	631,401
Goodwill	—	290,502	2,136	—	—	292,638
Investment in subsidiary	266,735	44,144	—	—	(310,879)	—
Other assets, net	—	43,390	1,003	—	—	44,393
Total assets	$266,735	$1,221,304	$56,163	$—	$(310,879)	$1,233,323
Liabilities and member’s equity:
Current liabilities	$—	$94,851	$9,365	$—	$—	$104,216
Long-term debt	—	592,302	—	—	—	592,302
Other liabilities and deferred items	—	56,436	2,289	—	—	58,725
Deferred income taxes	—	210,980	365	—	—	211,345
Member’s equity	266,735	266,735	44,144	—	(310,879)	266,735
Total liabilities and member’s equity	$266,735	$1,221,304	$56,163	$—	$(310,879)	$1,233,323

	December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$53,364	$3,740	$—	$—	$57,104
Facilities and equipment, net	—	152,810	17,140	—	—	169,950
Franchise rights, net	—	607,880	32,271	—	—	640,151
Goodwill	—	290,502	2,121	—	—	292,623
Investment in subsidiary	265,326	50,978	—	—	(316,304)	—
Other assets, net	—	44,273	1,011	—	—	45,284
Total assets	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112
Liabilities and member’s equity:
Current liabilities	$—	$100,766	$4,302	$—	$—	$105,068
Long-term debt	—	561,687	—	—	—	561,687
Other liabilities and deferred items	—	58,060	629	—	—	58,689
Deferred income taxes	—	214,081	374	—	—	214,455
Member’s equity	265,326	265,213	50,978	—	(316,304)	265,213
Total liabilities and member’s equity	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112

Condensed Consolidating Statements of Cash Flows

	26 Weeks Ended July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$31,824	$9,459	$—	$—	$41,283
Investing activities:
Capital expenditures	—	(32,895)	(2,210)	—	—	(35,105)
Return of investment in NPCQB	—	7,622	—	—	(7,622)	—
Proceeds from sale or disposition of assets	—	2,351	22	—	—	2,373
Net cash flows used in investing activities	—	(22,922)	(2,188)	—	(7,622)	(32,732)
Financing activities:
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(8,665)	—	—	—	(8,665)
Issuance of debt	—	40,000	—	—	—	40,000
Distribution to parent	—	—	(7,622)	—	7,622	—
Other	—	(753)	—	—	—	(753)
Net cash flows provided by (used in) financing activities	—	19,707	(7,622)	—	7,622	19,707
Net change in cash and cash equivalents	—	28,609	(351)	—	—	28,258
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$47,779	$514	$—	$—	$48,293

	26 Weeks Ended June 25, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$66,792	$—	$—	$—	$66,792
Investing activities:
Capital expenditures	—	(22,102)	—	—	—	(22,102)
Proceeds from sale or disposition of assets	—	540	—	—	—	540
Net cash flows used in investing activities	—	(21,562)	—	—	—	(21,562)
Financing activities:
Net cash flows used in financing activities	—	(2,938)	—	—	—	(2,938)
Net change in cash and cash equivalents	—	42,292	—	—	—	42,292
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$67,785	$—	$—	$—	$67,785

Note 11 – Subsequent Events
Wendy’s Acquisition. Effective July 14, 2014, NPC’s wholly-owned subsidiary, NPCQB, completed the acquisition of 56 Wendy’s restaurants from a Wendy’s franchisee, Carlisle Corporation, for $57.1 million, plus amounts for working capital.The acquisition was funded with $40.0 million of incremental term loan borrowings, borrowings from the Revolving Facility and cash on hand. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in North Carolina and Virginia with a heavy concentration in the Greensboro-Winston Salem, North Carolina area. Included in the transaction are 20 fee-owned properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as the “Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
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
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of our franchisors;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by the Restaurant Supply Chain Solutions, LLC (“RSCS”) for the Pizza Hut system;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business, including risks relating to the integration of the Wendy’s restaurants recently acquired by us;

•	the effect of disruptions to our computer and information systems or cyber attacks;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws related to healthcare coverage and menu labeling, which may adversely affect our business operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.
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
Overview
Who We Are. We are the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States, based on unit count, according to the 2014 “Top 200 Restaurant Franchisees” by Franchise Times. We are also the ninth largest restaurant unit operator, based on unit count, in the U.S. according to the 2013 “Chain Restaurant Industry Review” by GE Capital Franchise Finance. NPC was founded in 1962 and, as of July 1, 2014 we operated 1,265 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast and 90 Wendy’s units in 3 states. As of the second quarter of 2014, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Wendy’s Acquisitions. Between July 2013 and December 2013, we acquired 91 Wendy’s units in three separate transactions. Effective July 14, 2014 we acquired an additional 56 Wendy’s units primarily located in North Carolina from another Wendy’s franchisee. These acquisitions represent our entry into a second brand which we currently expect will be expanded through opportunistic acquisitions of restaurants in additional markets and organic growth through development of new restaurants that meet our investment objectives. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City and Salt Lake City metropolitan areas and in North Carolina (with a heavy concentration in the Greensboro-Winston Salem, North Carolina area) and Virginia.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2014 and 2013 contain 52 and 53 weeks, respectively. Each quarterly period in 2014 and 2013 has 13 weeks, except the fourth quarter of 2013 which had 14 weeks.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 26 weeks ended July 1, 2014, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 63% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.

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

Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At July 1, 2014, 82% of our Pizza Hut units include the WingStreet product line. We converted 184 units and opened 12 Delco’s with the WingStreet product line during the 26 weeks ended July 1, 2014 and currently expect to convert 196 additional units to WingStreet by the middle of fiscal 2015. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. Approximately 65% to 70% of sales at our Wendy’s units are transacted through the pick-up window. Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. The Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty™ desserts and kids’ meals.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 weeks Ended
	July 1, 2014		June 25, 2013
Number of restaurants open at the end of the period:
Pizza Hut
Delco	578		542
RR	165		173
RBD	522		530
Total Pizza Hut units	1,265	(1)	1,245	(1)
Wendy’s units	90		—
Total units	1,355		1,245

(1)	Includes 1,036 units and 697 units offering the WingStreet product line at July 1, 2014 and June 25, 2013, respectively.
Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our Pizza Hut cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! restaurants, and participate in various cheese hedging and procurement programs that are directed by the RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the RSCS, the RSCS typically hedges approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on certain volumes of cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.

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

Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other restaurant operating expenses at the time development of a new unit is completed. The offering of Development Incentives was renewed for fiscal 2013 and fiscal 2014 and is renewable annually at PHI’s discretion. We developed or relocated 12 units during the 26 weeks ended July 1, 2014 that were eligible for the incentive and earned Development Incentives of $1.0 million and we currently expect to develop an additional 22 units, including unit relocations, during fiscal 2014.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform (the “WingStreet Incentive”), for fiscal 2013 through fiscal 2015. WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 184 units during the 26 weeks ended July 1, 2014 that were eligible for the incentive and earned WingStreet Incentives of $1.8 million. We currently expect to convert an additional 196 units by the middle of fiscal 2015.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both the 26 week periods ended July 1, 2014 and June 25, 2013. Our blended average Wendy’s royalty rate as a percentage of total sales was 3.9% for the 26 weeks ended July 1, 2014.
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

Recent Results of Operations
During the initial six weeks of our third quarter, our Pizza Hut business is benefiting from changes in promotional activities that are favorably impacting our margins and top line performance relative to our second quarter.  This sequential improvement in these operating metrics is expected to improve our year-over-year profitability trends in our third quarter relative to our results to-date.
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
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the second quarter of fiscal 2014, the block cheese price averaged $2.10 per pound, an increase of $0.32 or 18% versus the average price for the prior year. Additionally, meat prices increased $0.52 per pound or 35% versus the average price for the second quarter of fiscal 2013.
Based upon current market conditions and information provided by the RSCS, we currently expect overall commodity inflation for our Pizza Hut operations to be approximately 4% to 6% for fiscal 2014, without giving full effect to the RSCS directed hedging programs, with commodity inflation of approximately 5% for the first half of fiscal 2014. This inflation will place significant pressure on our margins. We currently expect our overall commodity inflation for our Wendy’s operations to be approximately 2% for fiscal 2014.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2013 Form 10-K filed on March 7, 2014. There have been no significant changes with respect to these policies during the 26 weeks ended July 1, 2014.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 26-week periods ended July 1, 2014 and June 25, 2013:

	13 Weeks Ended		26 Weeks Ended
Consolidated(2)	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Comparable store sales	(5.6)%	(3.7)%	(5.1)%	(2.9)%
Net product sales, (in thousands)	$273,232	$249,403	$555,535	$514,074
Fees and other income, (in thousands)	$12,674	$12,555	$26,624	$26,853
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	31.7%	28.8%	31.4%	28.9%
Direct labor	29.6%	28.2%	29.6%	28.4%
Other restaurant operating expenses	33.4%	31.6%	32.5%	31.2%

Pizza Hut
Comparable store sales	(5.6)%	(3.7)%	(5.1)%	(2.9)%
Net product sales, (in thousands)	$240,173	$249,403	$492,591	$514,074
Fees and other income, (in thousands)	$12,674	$12,555	$26,624	$26,853
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	31.4%	28.8%	31.2%	28.9%
Direct labor	29.8%	28.2%	29.7%	28.4%
Other restaurant operating expenses	34.2%	31.6%	33.1%	31.2%

Wendy’s
Comparable store sales	N/A(1)	N/A	N/A(1)	N/A
Net product sales, (in thousands)	$33,059	N/A	$62,944	N/A
Net product sales	100%	N/A	100%	N/A
Direct restaurant costs and expenses:
Cost of sales	33.6%	N/A	33.6%	N/A
Direct labor	28.2%	N/A	28.9%	N/A
Other restaurant operating expenses	27.5%	N/A	28.3%	N/A

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Prior year operations consisted of Pizza Hut only.

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Pizza Hut Sales by occasion:
Delivery	38%	37%	39%	38%
Carryout	48%	49%	48%	48%
Dine-in	14%	14%	13%	14%

Wendy’s sales by occasion:
Pick-up window	65%	N/A	65%	N/A
Counter service	35%	N/A	35%	N/A
Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended
	July 1, 2014			June 25, 2013
	Consolidated	Wendy’s	Pizza Hut	Pizza Hut
Beginning of period	1,354	91	1,263	1,227
Acquired	—	—	—	1
Developed(1)	12	—	12	21
Closed(1)	(11)	(1)	(10)	(4)
End of period	1,355	90	1,265	1,245
Equivalent units(2)	1,350	91	1,259	1,231

(1)	For Pizza Hut, three units were relocated or rebuilt and are included in both developed and closed total above for both the 26 weeks ended July 1, 2014 and June 25, 2013, respectively.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.

13 Weeks Ended July 1, 2014 Compared to the 13 Weeks Ended June 25, 2013

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 13 weeks ended July 1, 2014 compared to the 13 weeks ended June 25, 2013 were $240.2 million and $249.4 million, respectively, a decrease of $9.2 million or 3.7%, resulting from a decline in comparable store sales of 5.6% for the second quarter of 2014, rolling over last year’s comparable store sales decrease of 3.7%. The comparable store sales decline was partially offset by a 2.0% increase in equivalent units for the second quarter of 2014 as compared to the prior year.
Fees and Other Income. Fees and other income for the second quarter of 2014, as compared to the same period of 2013, were $12.7 million and $12.6 million, respectively, an increase of $0.1 million or 0.9%. The increase was due to an increase in customer delivery charge income due to increased equivalent delivery units as compared to the prior year.
Cost of Sales. Pizza Hut cost of sales for the second quarter of 2014 as compared to 2013, was $75.5 million and $71.8 million, respectively, an increase of $3.7 million or 5.2%. Cost of sales increased 2.6% as a percentage of net product sales, to 31.4%, compared to 28.8% in the prior year primarily due to increased ingredient costs, primarily meats and cheese.
Direct Labor. Pizza Hut direct labor costs for the second quarter of 2014, as compared to 2013, were $71.6 million and $70.4 million, respectively, an increase of $1.2 million, or 1.7%. Direct labor costs were 29.8% of net product sales for the second quarter of 2014, a 1.6% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to the deleveraging effect of negative comparable store sales on semi-fixed and fixed labor costs.
Other Restaurant Operating Expenses. Other restaurant operating expenses (“OROE”) for our Pizza Hut units for the second quarter of 2014 were $82.2 million compared to $78.8 million for the prior year, an increase of $3.4 million, or 4.3%. OROE were 34.2% of net product sales for the second quarter of 2014 compared to 31.6% of net product sales for the prior year, an increase of 2.6%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended June 25, 2013	31.6%
Deleveraging effect on rent and occupancy and increased costs	1.2
Delivery driver insurance expense	0.6
Depreciation expense	0.5
Other	0.3
OROE as a percentage of net product sales for the 13 weeks ended July 1, 2014	34.2%
Depreciation expense included in OROE for our Pizza Hut operations was $9.8 million or 4.1% of net product sales for the second quarter of 2014 compared to $8.9 million or 3.6% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the second quarter of 2014 were $33.1 million.

Cost of Sales. Wendy’s cost of sales for the second quarter of 2014 was $11.1 million or 33.6% of net product sales.
Direct Labor. Wendy’s direct labor costs for the second quarter of 2014 were $9.3 million or 28.2% of net product sales.
Other Restaurant Operating Expenses. Wendy’s OROE for the second quarter of 2014 were $9.1 million or 27.5% of net product sales. Depreciation expense included in OROE for our Wendy’s operations was $0.9 million or 2.8% of net product sales and rent expense was $2.0 million or 6.1% of net product sales for the second quarter of 2014.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the second quarter of 2014 were $15.7 million compared to $15.1 million for the second quarter of 2013, an increase of $0.6 million or 3.9%. This increase was due to field personnel costs and credit card transaction fees attributable to the Wendy’s operations acquired in the last half of 2013. These costs were partially offset by lower incentive compensation and training expenses for the Pizza Hut operations.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the second quarter of 2014 was $5.1 million compared to $4.5 million for the second quarter of 2013, an increase of $0.6 million largely related to franchise rights amortization for the Wendy’s units.

Interest Expense. Interest expense was $10.0 million for the second quarter of 2014 compared to $10.2 million for the prior year. Our cash borrowing rate decreased 0.3% to 6.4% for the second quarter of 2014 as compared to the prior year primarily as a result of the refinancing completed on the term loan in the fourth quarter of 2013. Our average outstanding debt balance increased $6.2 million to $564.4 million for the second quarter 2014 as compared to the same period last year due to additional borrowings on our term loan and our revolving credit facility. Interest expense included $0.9 million and $0.8 million for amortization of deferred debt issuance costs in the second quarter of 2014 and 2013, respectively.
Income Taxes. For the second quarter of 2014, we recorded an income tax benefit of $2.4 million compared to income tax expense of $2.6 million for the second quarter of 2013. The tax benefit for the second quarter of 2014 was primarily due to tax credits in relation to lower income. For the 13 weeks ended June 25, 2013, the lower than statutory rate was primarily due to tax credits and a $0.2 million favorable tax adjustment related to fiscal 2012 federal employment-related credits.
Net (Loss)/Income. The net loss for the second quarter of 2014 was $1.4 million compared to net income of $8.1 million for the prior year, a decrease of $9.5 million. The decrease is primarily attributable to significant increases in ingredient costs and negative comparable store sales in our Pizza Hut operations that more than offset contributions from our Wendy’s operations and increased Pizza Hut equivalent units.

26 Weeks Ended July 1, 2014 Compared to the 26 Weeks Ended June 25, 2013

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 26 weeks ended July 1, 2014 compared to the 26 weeks ended June 25, 2013 were $492.6 million and $514.1 million, respectively, a decrease of $21.5 million or 4.2%, resulting largely from a decline in comparable store sales of 5.1% for the first half of 2014, rolling over last year’s comparable store sales decrease of 2.9%.The comparable store sales decline was partially offset by a 2.3% increase in equivalent units for the first half of 2014 as compared to the prior year.
Fees and Other Income. Fees and other income for the 26 weeks ended July 1, 2014, as compared to the same period of 2013, were $26.6 million and $26.9 million, respectively, a decrease of $0.3 million or 0.9%. The decrease was due to a decline in customer delivery charge income due to fewer delivery transactions as compared to the prior year.
Cost of Sales. Pizza Hut cost of sales for the 26 weeks ended July 1, 2014, as compared to the prior year, was $153.5 million and $148.6 million, respectively, an increase of $4.9 million or 3.3%. Cost of sales increased 2.3% as a percentage of net product sales, to 31.2%, compared to 28.9% in the prior year. This increase was due to increased ingredient costs, primarily cheese and meats.
Direct Labor. Pizza Hut direct labor costs for the 26 weeks ended July 1, 2014, as compared to the prior year, were $146.2 million and $146.0 million, respectively, an increase of $0.2 million, or 0.1%. Direct labor costs were 29.7% of net product sales for the 26 weeks ended July 1, 2014, a 1.3% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to the deleveraging effect of negative comparable store sales on fixed and semi-fixed labor costs.

Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the 26 weeks ended July 1, 2014 were $163.0 million compared to $160.5 million for the prior year, an increase of $2.5 million, or 1.5%. OROE were 33.1% of net product sales for the 26 weeks ended July 1, 2014 compared to 31.2% of net product sales for the prior year, an increase of 1.9%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 26 weeks ended June 25, 2013	31.2%
Deleveraging effect on rent and occupancy and increased costs	1.0
Depreciation expense	0.5
Delivery driver insurance expense	0.3
Restaurant manager bonuses	(0.2)
Other	0.3
OROE as a percentage of net product sales for the 26 weeks ended July 1, 2014	33.1%
Depreciation expense included in OROE for our Pizza Hut operations was $18.9 million or 3.9% of net product sales for the 26 weeks ended July 1, 2014 compared to $17.3 million or 3.4% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 26 weeks ended July 1, 2014 were $62.9 million.
Cost of Sales. Wendy’s cost of sales for the 26 weeks ended July 1, 2014 was $21.1 million or 33.6% of net product sales.
Direct Labor. Wendy’s direct labor costs for the 26 weeks ended July 1, 2014 were $18.2 million or 28.9% of net product sales.
Other Restaurant Operating Expenses. Wendy’s OROE for the 26 weeks ended July 1, 2014 were $17.8 million or 28.3% of net product sales. Depreciation expense included in OROE for our Wendy’s operations was $1.8 million or 2.9% of net product sales and rent expense was $4.1 million or 6.5% of net product sales for the 26 weeks ended July 1, 2014.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the 26 weeks ended July 1, 2014 were $31.1 million compared to $29.5 million for the prior year, an increase of $1.6 million or 5.5%. This increase was due to field personnel costs and credit card transaction fees attributable to the Wendy’s operations acquired in the last half of 2013. These costs were partially offset by lower incentive compensation and training expenses for the Pizza Hut operations.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 26 weeks ended July 1, 2014 was $10.2 million compared to $8.9 million for the prior year, an increase of $1.3 million largely related to franchise rights amortization for the Wendy’s units.

Interest Expense. Interest expense was $20.2 million for the 26 weeks ended July 1, 2014 compared to $20.5 million for the prior year, a decrease of $0.3 million. This decrease was largely due to a decrease in our cash borrowing rate of 0.3% to 6.4% for the 26 weeks ended July 1, 2014 as compared to the prior year primarily as a result of the refinancing completed on the term loan in the fourth quarter of 2013. Our average outstanding debt balance increased $10.4 million to $568.5 million for the first half of 2014 as compared to the same period last year due to additional borrowings on our term loan and our revolving credit facility which partially offset the benefit of a lower borrowing rate. Interest expense included $1.9 million and $1.7 million for amortization of deferred debt issuance costs for the first half of 2014 and 2013, respectively.
Income Taxes. For the 26 weeks ended July 1, 2014, we recorded an income tax benefit of $1.1 million compared to income tax expense of $5.0 million for the prior year period. For the 26 weeks ended July 1, 2014, we recorded an income tax benefit of $2.3 million primarily due to high tax credits in relation to lower income. This benefit was partially offset by $1.2 million of tax expense due to an adjustment to deferred taxes for a change in the state tax rate. For the 26 weeks ended June 25, 2013, the lower than statutory rate was primarily due to tax credits and a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013.
Net Income. Net income for the 26 weeks ended July 1, 2014 was $1.6 million compared to $21.3 million for the prior year, a decrease of $19.7 million. The decrease is primarily attributable to significant increases in ingredient costs and negative comparable store sales in our Pizza Hut operations that more than offset contributions from our Wendy’s operations and increased Pizza Hut equivalent units.

Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, asset development including those for our Major Asset Actions (“MAA’s”) and Image Activations (“IA’s”), and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $19.9 million at July 1, 2014. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At July 1, 2014, we had $91.8 million of borrowing capacity available under our revolving credit facility net of $18.2 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 26 weeks ended July 1, 2014 was $41.3 million compared to $66.8 million for the same period of the prior year or a $25.5 million decrease. This decrease was primarily due to a $19.7 million reduction in our net income, as well as a $7.2 million negative net change in assets and liabilities largely due to a reduction in income taxes payable and accounts receivable, partially offset by a $1.4 million positive change in our non-cash items.
Cash flows from investing activities
Cash flows used in investing activities were $32.7 million for the 26 weeks ended July 1, 2014 due to $35.1 million of investments in capital expenditures, partially offset by $2.4 million of proceeds from the disposition of assets. Cash flows used in investing activities were $21.6 million for the 26 weeks ended June 25, 2013 due to $22.1 million of investments in capital expenditures, partially offset by $0.5 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $57.0 million to $63.0 million in fiscal 2014, including the development of 22 Delco units for approximately $6.7 million, the addition of the WingStreet product line to 280 units for approximately $10.4 million and $5.1 million for MAA’s and unit relocations in accordance with our franchise agreements. Such expenditures also include $15.6 million for investment in our Wendy’s operations, including amounts for the acquisition of Wendy’s units in July 2014, for facility improvements, maintenance expenditures, IA’s in accordance with our franchise agreements, the development of one unit and the relocation of one unit. The remaining planned capital expenditures are comprised of maintenance expenditures for our Pizza Hut units and other corporate expenditures.
Cash flows from financing activities
Net cash flows provided by financing activities were $19.7 million for the 26 weeks ended July 1, 2014. During the second quarter of 2014, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $125.0 million term accordion feature to fund the acquisition of 56 Wendy’s units in July 2014. The increased term loan borrowing was partially offset by $10.9 million in post-closing payments to the former owners of Holdings relating to the acquisition of Holdings by NPC Holdings (the “Acquisition”), net payments on the revolving credit facility of $7.0 million, $1.7 million of principal payments on the term loan and $0.7 million paid for debt issuance costs. Net financing cash outflows were $2.9 million for the 26 weeks ended June 25, 2013.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We currently expect that we will not be required to make a mandatory pre-

payment in 2015. Because this is a preliminary estimate, it is possible that an excess cash flow mandatory prepayment could ultimately be required.
As of July 1, 2014, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of July 1, 2014 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	4.52x	Not more than 5.75x
Minimum interest coverage ratio	1.83x	Not less than 1.35x
The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in Amendment No. 4 to Credit Agreement, which was filed with the SEC on March 7, 2014 as Exhibit 10.26 to the Company’s 2013 Form 10-K. The Credit Agreement provides that each of the above defined terms includes the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.
Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months.
At July 1, 2014, we had $91.8 million of borrowing capacity available under our revolving credit facility net of $18.2 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs.
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
The following is a reconciliation of net (loss) income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		26 Weeks Ended
	July 1, 2014	June 25, 2013	July 1, 2014	June 25, 2013
Net (loss) income	$(1,374)	$8,088	$1,582	$21,332
Adjustments:
Interest expense	10,042	10,237	20,204	20,477
Income taxes	(2,365)	2,589	(1,086)	4,956
Depreciation and amortization	15,887	13,251	30,935	26,201
Pre-opening expenses and other	287	626	659	967
Transaction costs	75	146	356	182
Development and WingStreet Incentives	(1,660)	(1,720)	(2,800)	(2,350)
Adjusted EBITDA	$20,892	$33,217	$49,850	$71,765

(1)
The Company defines Adjusted EBITDA as consolidated net (loss) income plus interest, income taxes, depreciation and amortization, pre-opening expenses and certain other items of a non-operational nature. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.
Letters of Credit
As of July 1, 2014, we had letters of credit of $18.2 million issued under our Senior Secured Credit Facilities in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of July 1, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of July 1, 2014, we had $406.5 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.1 million without taking into account the interest rate floor and cap described below. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of July 1, 2014 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
Commodity Prices. Commodity prices such as cheese can vary. The price of this commodity can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of the RSCS, and participate in cheese hedging programs that are directed by the RSCS to help reduce the volatility of this commodity from period-to-period. Based on information provided by the RSCS, the RSCS typically hedges approximately 30-50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on certain volumes of cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.22 and $0.17 per pound for the 26 weeks ended July 1, 2014 and June 25, 2013, respectively) would have been approximately $5.0 million and $3.9 million for the 26 weeks ended July 1, 2014 and June 25, 2013, respectively, without giving effect to the RSCS directed hedging programs.

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

There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business. In the Company’s opinion, no litigation to which the Company is party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 15, 2014.

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

2.05**
Asset Purchase Agreement dated as of June 11, 2014, by and among Wendelta, Inc., Wendelta Property Holdings, LLC, Carlisle VANC, LLC, Realty VANC, LLC, Carlisle Corporation and NPC Quality Burgers, Inc.

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

10.26**	Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick.
10.27**
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc.

21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated by reference to Exhibit 21.01 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 7, 2014).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 26 week periods ended July 1, 2014, filed on August 15, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations (unaudited) for the 13 and 26 week periods ended July 1 2014 and June 25, 2013, (ii) the Consolidated Balance Sheets (unaudited) at July 1, 2014 and December 31, 2013, (iii) the Consolidated Statement of Equity (unaudited) for the 26 weeks ended July 1, 2014, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 26 weeks ended July 1, 2014 and June 25, 2013, and (v) the Notes to the Unaudited Consolidated Financial Statements.

*	Filed as an exhibit with corresponding number to the registration statement on Form S-4 (File No 333-180524) of Holdings and NPC and incorporated herein by reference.

**	Filed or furnished herewith