Form 10-Q
period 2014-09-30
NPC Restaurant Holdings, LLC
filed 2014-11-14
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of November 14, 2014, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,635	$20,035
Accounts and other receivables	9,235	10,580
Inventories	10,503	8,255
Prepaid expenses and other current assets	5,215	6,579
Assets held for sale	5,596	760
Deferred income taxes	9,066	10,895
Total current assets	51,250	57,104
Facilities and equipment, less accumulated depreciation of $107,091 and $75,895, respectively	196,611	169,950
Franchise rights, less accumulated amortization of $45,165 and $31,629, respectively	643,445	640,151
Goodwill	294,563	292,623
Other assets, net	43,753	45,284
Total assets	$1,229,622	$1,205,112
Liabilities and member’s equity
Current liabilities:
Accounts payable	$33,667	$30,335
Accrued liabilities	50,080	51,056
Accrued interest	5,396	9,641
Current portion of insurance reserves	11,792	10,598
Current portion of debt	4,158	3,438
Total current liabilities	105,093	105,068
Long-term debt	591,263	561,687
Other deferred items	40,186	42,681
Insurance reserves	17,846	16,008
Deferred income taxes	208,137	214,455
Total long-term liabilities	857,432	834,831
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of September 30, 2014 and December 31, 2013)	—	—
Member’s capital	267,097	265,213
Total member’s equity	267,097	265,213
Total liabilities and member’s equity	$1,229,622	$1,205,112
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Sales:
Net product sales	$287,296	$249,348	$842,831	$763,422
Fees and other income	12,303	11,457	38,927	38,310
Total sales	299,599	260,805	881,758	801,732
Costs and expenses:
Cost of sales	89,114	74,144	263,806	222,785
Direct labor	84,431	72,773	248,857	218,812
Other restaurant operating expenses	97,443	82,028	278,188	242,567
General and administrative expenses	15,932	14,637	47,074	44,158
Corporate depreciation and amortization of intangibles	5,343	4,747	15,537	13,620
Other	363	193	623	742
Total costs and expenses	292,626	248,522	854,085	742,684
Operating income	6,973	12,283	27,673	59,048
Interest expense	10,344	10,243	30,548	30,720
(Loss) income before income taxes	(3,371)	2,040	(2,875)	28,328
Income tax (benefit) expense	(3,533)	(522)	(4,619)	4,434
Net income	$162	$2,562	$1,744	$23,894

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 31, 2013	$265,213
Net income	1,744
Issuance of membership interests, net	140
Balance at September 30, 2014	$267,097
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	39 Weeks Ended
	September 30, 2014	September 24, 2013
Operating activities
Net income	$1,744	$23,894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,030	40,396
Amortization of debt issuance costs	2,765	2,494
Deferred income taxes	(4,489)	965
Other	(69)	520
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	1,442	5,742
Inventories	(1,803)	(787)
Prepaid expenses and other current assets	1,548	(475)
Accounts payable	3,332	5,205
Income taxes	(366)	1,865
Accrued interest	(4,245)	(5,612)
Accrued liabilities	9,461	2,879
Insurance reserves	3,032	1,594
Other deferred items	(2,393)	(1,067)
Other assets	(264)	(12)
Net cash provided by operating activities	57,725	77,601
Investing activities
Capital expenditures	(50,507)	(35,844)
Acquisition of Wendy’s business, net of cash acquired	(56,803)	(21,505)
Proceeds from sale-leaseback transactions	19,429	—
Proceeds from sale or disposition of assets	2,888	554
Net cash used in investing activities	(84,993)	(56,795)
Financing activities
Borrowings under revolving credit facility	127,500	—
Payments under revolving credit facility	(134,500)	—
Issuance of debt	40,000	—
Payments on term bank facilities	(2,704)	—
Debt issue costs	(693)	(89)
Issuance of membership interests, net	140	—
Payment of accrued purchase price to sellers	(10,875)	(2,847)
Net cash provided by (used in) financing activities	18,868	(2,936)
Net change in cash and cash equivalents	(8,400)	17,870
Beginning cash and cash equivalents	20,035	25,493
Ending cash and cash equivalents	$11,635	$43,363
Supplemental disclosures of cash flow information:
Net cash paid for interest	$31,909	$33,719
Net cash paid for income taxes	$3,266	$2,449

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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results.  Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business.  This new standard is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted.  Effective July 2, 2014, the Company adopted the new standard on a prospective basis.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements.  This new standard is effective for the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
Note 2 – Acquisitions and Business Combinations

Effective July 14, 2014, NPC’s wholly-owned subsidiary, NPCQB, completed the acquisition of 56 Wendy’s restaurants, including 20 fee-owned properties, from a Wendy’s franchisee for $57.1 million, less an adjustment for working capital of $0.3 million. This acquisition was funded with $40.0 million of incremental term loan borrowings, borrowings from the Company’s revolving credit facility and cash on hand. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in North Carolina and Virginia. Subsequent to the closing, the Company sold 10 of the fee-owned properties for $19.4 million and leased them back over an initial lease term of 20 years with four five-year renewal options. In contemplation of the acquisition, the Company identified eight fee-owned units that it plans to sell within the next 12 months and cease operations as a Wendy’s restaurant. These properties were recorded as assets held for sale.
The acquisition was accounted for using the purchase method of accounting. As a result of this acquisition, purchase accounting adjustments were made to the underlying assets based upon the valuation. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Facilities and equipment	$32,584
Franchise rights	16,570
Assets held for sale	5,121
Favorable leases	873
Goodwill	1,925
Other	(270)
Total purchase price	$56,803

All of the goodwill recognized will be deductible for income tax purposes. The weighted average amortization period assigned to the acquired franchise rights was approximately 21 years.
The pro forma impact of this acquisition on the results of operations is included in the below table for periods prior to the acquisition date in which the acquisition was not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had this acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Pro forma (unaudited) (in thousands)
	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2014	Sept. 24, 2013	Sept. 30, 2014	Sept. 24, 2013
Total sales	$302,326	$279,896	$922,458	$859,006
Net income	306	2,888	2,565	24,873

The unaudited Consolidated Statements of Income for the 13-week and 39-week periods ended September 30, 2014 included $16.9 million of total sales related to the units acquired in the above acquisition. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis. The Company paid direct acquisition-related costs of $0.5 million which were included in other expense for the 13-week and 39-week periods ended September 30, 2014.
Note 3 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance at December 31, 2013	$292,623
Acquisition of Wendy’s business	1,925
Other	15
Balance at September 30, 2014	$294,563

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
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,610	$(45,165)	$643,445
Favorable leasehold interests	14,508	(3,414)	11,094
Unfavorable leasehold interests	(17,416)	5,928	(11,488)
	$685,702	$(42,651)	$643,051

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,780	$(31,629)	$640,151
Favorable leasehold interests	13,937	(2,616)	11,321
Unfavorable leasehold interests	(18,107)	5,026	(13,081)
	$667,610	$(29,219)	$638,391
Amortization expense on intangible assets was $4.6 million and $3.8 million for the 13-week periods ended September 30, 2014 and September 24, 2013, respectively, and $13.0 million and $11.0 million for the 39-week periods ended September 30, 2014 and September 24, 2013, respectively.
Note 4 – Debt
The Company’s debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Term Loan	$405,421	$368,125
Senior Notes	190,000	190,000
Revolving Facility ($110 million) (1)	—	7,000
	595,421	565,125
Less current portion	4,158	3,438
	$591,263	$561,687

(1)
The Company had $91.8 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $18.2 million of outstanding letters of credit at September 30, 2014. At December 31, 2013, the Company had $84.7 million of borrowing capacity available under its Revolving Facility, net of $18.3 million of outstanding letters of credit and borrowings of $7.0 million.

The Company's Senior Secured Credit Facilities are comprised of the Revolving Facility and the term loan. On June 19, 2014, the Company issued $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing term loan. This borrowing reduced the Company’s remaining available term loan accordion capacity to $85.0 million. The Company paid $0.7 million for transaction costs which were capitalized to debt issuance costs and will be amortized over the term of the related debt. The proceeds were used to fund the July 2014 acquisition of 56 Wendy’s units.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 30, 2014, the Company was in compliance with all of its debt covenants.

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
Note 5 – Fair Value Measurements
FASB Accounting Standard Codification 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:
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
The following tables summarize the carrying amounts and fair values of certain assets at September 30, 2014 and December 31, 2013, (in thousands):

	September 30, 2014
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,755	$9,755	$6,457	$3,298	$—
Fixed income(1)	5,455	5,455	1,514	3,941	—
Money market fund(2)	7,705	7,705	—	7,705	—

	December 31, 2013
		Fair Value Estimated Using
	Carrying Amount	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,015	$9,015	$5,778	$3,237	$—
Fixed income(1)	4,909	4,909	1,409	3,500	—
Money market fund(2)	13,948	13,948	—	13,948	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At September 30, 2014 and December 31, 2013, $0.3 million and $0.6 million, respectively, related to the Deferred Compensation and POWR Plans, were located in the other assets line item on the Consolidated Balance Sheets. At September 30, 2014 and December 31, 2013 the remaining $7.4 million and $13.3 million, respectively, were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	September 30, 2014	December 31, 2013
Term Loan	$397,313	$372,285
Senior Notes	197,600	220,400
Revolving Facility	—	7,000
	$594,913	$599,685
Carrying value	$595,421	$565,125
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
Note 6 – Income Taxes
For the 39 weeks ended September 30, 2014, the Company recorded an income tax benefit of $4.6 million compared to income tax expense of $4.4 million for the prior year period. Under Accounting Standards Codification 740 (“ASC 740”), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on fluctuations in the Company’s current and projected results, a reliable projection of the Company’s annual effective rate has been difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income in interim periods. As such, and in contrast with its previous methods of recording income tax expense, the Company recorded a tax benefit of $4.8 million for the 39 weeks ended September 30, 2014 based on actual year-to-date results. This benefit was primarily related to federal employment-related tax credits. The Company also recorded a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions which was offset by income tax expense of $1.0 million for an adjustment to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of federal and state tax returns during the third quarter of 2014. For the 39 weeks ended September 24, 2013, the lower than statutory rate was primarily due to (i) tax credits, (ii) a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013 and (iii) other adjustments related to the filing of federal and state tax returns during the third quarter of 2013.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $2.8 million at September 30, 2014 and $4.0 million at December 31, 2013, and was included in other deferred items and as a reduction to deferred tax assets in the Consolidated Balance Sheets.
Note 7 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and vacation	$19,240	$16,634
Accrued payroll taxes	5,320	2,453
Accrued real estate and personal property taxes	6,531	3,658
Accrued purchase price due to sellers	—	10,895
Sales tax payable	4,889	6,379
Other	14,100	11,037
	$50,080	$51,056
Note 8 - Stock-based Compensation Plan
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
The following table summarizes stock option activity under the Plan during the 39 weeks ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	249,019	$146
Granted	22,765	143
Exercised	—	—
Forfeited or expired	(9,936)	145
Outstanding at September 30, 2014	261,848	151	7.5
Exercisable at September 30, 2014	97,777	$119	7.3
Under the Plan, options may be granted with respect to a maximum of 271,784 shares of common stock of the Parent, which represents 10% of the outstanding shares of common stock of the Parent as of the date of the Acquisition on a fully diluted basis and was recently adjusted to incorporate options to be available for performance of the Company’s Wendy’s operations. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Parent. Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets or accelerate upon a change of control of the Company (“Series 1”); 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”); and 1% of the options issued under the Plan have no vesting period and are fully exercisable at the date of grant (“Series 3”). In each case for options subject to vesting, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At September 30, 2014, there were 9,936 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

As of September 30, 2014
Series 1 Options	207,266
Series 2 Options	51,817
Series 3 Options	2,765
Total options granted	261,848
Total options exercisable	97,777
The exercise price of the Series 1 options was established based on the per share price of the common stock investment in the Parent at the time of closing of the Acquisition, or $100 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of the Series 3 options was established as $100 per share. The exercise price of all options granted following the Acquisition was determined at the discretion of the Compensation Committee. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
Option grants will be made at the discretion and through approval of the Board of Directors of Parent to ensure that compensation to the Company’s executive officers remains competitive and in-line with its peer companies.
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
The Series 3 options are not subject to vesting and may be exercised at any time prior to expiration. Based on the term of the agreement under the Plan, any option not exercised by the tenth anniversary date of the option grant or in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), shall expire and is forfeited without payment. In the event of a Change of Control, the employee is entitled to receive the greater of (i) the fair market value of such repurchased shares or (ii) an amount by which the fair market value of such repurchased shares exceeds the exercise price of all repurchased shares.
The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to the Parent upon any occurrence of a triggering event should occur that would require a repurchase of outstanding shares.
As of September 30, 2014, no options had been exercised by management. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Parent and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Parent sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Parent sale transaction. A Good Leaver Scenario is achieved when an event in the Company’s control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Parent sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of September 30, 2014, the Company has recorded no compensation expense for all options granted.
Note 9 – Commitments and Contingencies

From time to time, the Company is involved in litigation, most of which is incidental to the business. In the Company’s opinion, no litigation to which the Company is a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Note 10 – Transactions with Sponsor
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

Note 11 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing acquisitions of Wendy’s restaurants during the third and fourth quarters of fiscal 2013. NPC Op Co B does not have any assets, operations or cash flows as of September 30, 2014. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of September 30, 2014 and December 31, 2013, and for each of the 13-week and 39-week periods ended September 30, 2014 and September 24, 2013 (in thousands):

Condensed Consolidating Statements of Income

	13 Weeks Ended September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$251,827	$47,772	$—	$—	$299,599
Total costs and expenses	—	245,803	46,823	—	—	292,626
Operating income	—	6,024	949	—	—	6,973
Interest expense	—	10,344	—	—	—	10,344
Equity in net income of subsidiary	162	303	—	—	(465)	—
Income (loss) before income taxes	162	(4,017)	949	—	(465)	(3,371)
Income tax (benefit) expense	—	(4,179)	646	—	—	(3,533)
Net income	$162	$162	$303	$—	$(465)	$162

	13 Weeks Ended September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$252,798	$8,007	$—	$—	$260,805
Total costs and expenses	—	240,103	8,419	—	—	248,522
Operating income (loss)	—	12,695	(412)	—	—	12,283
Interest expense	—	10,243	—	—	—	10,243
Equity in net income of subsidiary	2,562	—	—	—	(2,562)	—
Income (loss) before income taxes	2,562	2,452	(412)	—	(2,562)	2,040
Income tax benefit	—	(427)	(95)	—	—	(522)
Net income (loss)	$2,562	$2,879	$(317)	$—	$(2,562)	$2,562

	39 Weeks Ended September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$771,042	$110,716	$—	$—	$881,758
Total costs and expenses	—	745,553	108,532	—	—	854,085
Operating income	—	25,489	2,184	—	—	27,673
Interest expense	—	30,548	—	—	—	30,548
Equity in net income of subsidiary	1,744	1,091	—	—	(2,835)	—
Income (loss) before income taxes	1,744	(3,968)	2,184	—	(2,835)	(2,875)
Income tax (benefit) expense	—	(5,712)	1,093	—	—	(4,619)
Net income	$1,744	$1,744	$1,091	$—	$(2,835)	$1,744

	39 Weeks Ended September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$793,725	$8,007	$—	$—	$801,732
Total costs and expenses	—	734,265	8,419	—	—	742,684
Operating income (loss)	—	59,460	(412)	—	—	59,048
Interest expense	—	30,720	—	—	—	30,720
Equity in net income of subsidiary	23,894	—	—	—	(23,894)	—
Income (loss) before income taxes	23,894	28,740	(412)	—	(23,894)	28,328
Income tax expense (benefit)	—	4,529	(95)	—	—	4,434
Net income (loss)	$23,894	$24,211	$(317)	$—	$(23,894)	$23,894

Condensed Consolidating Balance Sheet

	September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$41,148	$10,102	$—	$—	$51,250
Facilities and equipment, net	—	164,728	31,883	—	—	196,611
Franchise rights, net	—	596,447	46,998	—	—	643,445
Goodwill	—	290,502	4,061	—	—	294,563
Investment in subsidiary	267,097	77,185	—	—	(344,282)	—
Other assets, net	—	41,868	1,885	—	—	43,753
Total assets	$267,097	$1,211,878	$94,929	$—	$(344,282)	$1,229,622
Liabilities and member’s equity:
Current liabilities	$—	$90,940	$14,153	$—	$—	$105,093
Long-term debt	—	591,263	—	—	—	591,263
Other liabilities and deferred items	—	54,806	3,226	—	—	58,032
Deferred income taxes	—	207,772	365	—	—	208,137
Member’s equity	267,097	267,097	77,185	—	(344,282)	267,097
Total liabilities and member’s equity	$267,097	$1,211,878	$94,929	$—	$(344,282)	$1,229,622

	December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$53,364	$3,740	$—	$—	$57,104
Facilities and equipment, net	—	152,810	17,140	—	—	169,950
Franchise rights, net	—	607,880	32,271	—	—	640,151
Goodwill	—	290,502	2,121	—	—	292,623
Investment in subsidiary	265,326	50,978	—	—	(316,304)	—
Other assets, net	—	44,273	1,011	—	—	45,284
Total assets	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112
Liabilities and member’s equity:
Current liabilities	$—	$100,766	$4,302	$—	$—	$105,068
Long-term debt	—	561,687	—	—	—	561,687
Other liabilities and deferred items	—	58,060	629	—	—	58,689
Deferred income taxes	—	214,081	374	—	—	214,455
Member’s equity	265,326	265,213	50,978	—	(316,304)	265,213
Total liabilities and member’s equity	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112

Condensed Consolidating Statements of Cash Flows

	39 Weeks Ended September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$40,752	$16,973	$—	$—	$57,725
Investing activities:
Capital expenditures	—	(45,697)	(4,810)	—	—	(50,507)
Acquisition of Wendy’s business, net of cash acquired	—	—	(56,803)	—	—	(56,803)
Investment in NPCQB	—	(57,002)	—	—	57,002	—
Return of investment in NPCQB	—	31,886	—	—	(31,886)	—
Proceeds from sale-leaseback transactions	—	—	19,429	—	—	19,429
Proceeds from sale or disposition of assets	—	2,843	45	—	—	2,888
Net cash flows used in investing activities	—	(67,970)	(42,139)	—	25,116	(84,993)
Financing activities:
Investment from parent	—	—	57,002	—	(57,002)	—
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(9,704)	—	—	—	(9,704)
Issuance of debt	—	40,000	—	—	—	40,000
Distribution to parent	—	—	(31,886)	—	31,886	—
Other	—	(553)	—	—	—	(553)
Net cash flows provided by financing activities	—	18,868	25,116	—	(25,116)	18,868
Net change in cash and cash equivalents	—	(8,350)	(50)	—	—	(8,400)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$10,820	$815	$—	$—	$11,635

	39 Weeks Ended September 24, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$75,002	$2,599	$—	$—	$77,601
Investing activities:
Capital expenditures	—	(35,776)	(68)	—	—	(35,844)
Acquisition of Wendy’s business, net of cash acquired		—	(21,505)	—	—	(21,505)
Investment in NPCQB	—	(21,557)	—	—	21,557	—
Proceeds from sale or disposition of assets	—	554	—	—	—	554
Net cash flows used in investing activities	—	(56,779)	(21,573)	—	21,557	(56,795)
Financing activities:
Investment from parent	—	—	21,557	—	(21,557)	—
Other	—	(2,936)	—	—	—	(2,936)
Net cash flows (used in) provided by financing activities	—	(2,936)	21,557	—	(21,557)	(2,936)
Net change in cash and cash equivalents	—	15,287	2,583	—	—	17,870
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$40,780	$2,583	$—	$—	$43,363

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2014 “Top 200 Restaurant Franchisees” by Franchise Times and the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of September 30, 2014 we operated 1,266 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of the third quarter of 2014, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of September 30, 2014, we operated 144 Wendy’s units in 5 states. Between July 2013 and December 2013, we acquired 91 Wendy’s units in three separate transactions. Effective July 14, 2014 we acquired an additional 56 Wendy’s units primarily located in North Carolina from another Wendy’s franchisee. We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth through development of new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are located in and around the Kansas City and Salt Lake City metropolitan areas and in North Carolina (with a heavy concentration in the Greensboro-Winston Salem, North Carolina area) and Virginia.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2014 and 2013 contain 52 and 53 weeks, respectively. Each quarterly period in 2014 and 2013 has 13 weeks, except the fourth quarter of 2013 which had 14 weeks.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 39 weeks ended September 30, 2014, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 60% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At September 30, 2014, 88% of our Pizza Hut units include the WingStreet product line. We converted 255 units and opened or relocated 17 Delco’s with the WingStreet product line during the 39 weeks ended September 30, 2014 and currently expect to convert 125 additional units to WingStreet by the middle of fiscal 2015. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. Approximately 65% to 70% of sales at our Wendy’s units are transacted through the pick-up window. Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. The Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	39 weeks Ended
	September 30, 2014		September 24, 2013
Number of restaurants open at the end of the period:
Pizza Hut
Delco	582		553
RR	162		172
RBD	522		527
Total Pizza Hut units	1,266	(1)	1,252	(1)
Wendy’s units	144		36
Total units	1,410		1,288

(1)	Includes 1,110 units and 771 units offering the WingStreet product line at September 30, 2014 and September 24, 2013, respectively.
Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our Pizza Hut cost of sales has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of the RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! restaurants, and participate in various cheese hedging and procurement programs that are directed by the RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by the RSCS, the RSCS typically hedges approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.

Our Wendy’s cost of sales is primarily comprised of the following: beef and chicken: 40-42%; packaging: 11-13%; potatoes: 8-10%; and dairy: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions.Wendy’s and its franchisees have established Quality Supply Chain Co-op, Inc. to manage contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume for the Wendy’s system in the United States and Canada.
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

Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to other restaurant operating expenses at the time development of a new unit is completed. The offering of Development Incentives was renewed for fiscal 2013 and fiscal 2014 and is renewable annually at PHI’s discretion. We developed or relocated 17 units during the 39 weeks ended September 30, 2014 that were eligible for the incentive, earning Development Incentives of $1.4 million. We currently expect to develop an additional 19 units, including unit relocations, during fiscal 2014, for a total of 36 new or relocated units.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform (the “WingStreet Incentive”), for fiscal 2013 through fiscal 2015. WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and will be received within 12 months of unit conversion. We converted 255 units during the 39 weeks ended September 30, 2014 that were eligible for the incentive and earned WingStreet Incentives of $2.6 million. We currently expect to convert an additional 125 units by the middle of fiscal 2015.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both the 39 week periods ended September 30, 2014 and September 24, 2013. Our blended average Wendy’s royalty rate as a percentage of total sales was 3.9% and 3.8% for the 39 weeks ended September 30, 2014 and September 24, 2013, respectively.
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
Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the third quarter of fiscal 2014, the block cheese price averaged $2.17 per pound, an increase of $0.43 or 25% versus the average price for the prior year. Additionally, meat ingredient prices increased $0.51 per pound or 31% versus the average price for the third quarter of fiscal 2013.
Based upon current market conditions and information provided by the RSCS, we currently expect overall commodity inflation for our Pizza Hut operations to be approximately 5% to 6% for fiscal 2014, without giving full effect to the RSCS directed hedging programs. This inflation has and will continue to place significant pressure on our margins. We currently expect our overall commodity inflation for our Wendy’s operations to be approximately 2% for fiscal 2014.

Based upon current market conditions, we currently expect overall commodity inflation for our Pizza Hut operations in fiscal 2015 to be flat compared to 2014 and overall commodity inflation for our Wendy’s operations in fiscal 2015 to be approximately 3% to 4%.
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
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us are scheduled to become effective in 2015. Based upon our current evaluation, we expect that the Federal Health Care Acts will increase our future costs, but we are currently unable to quantify the amount of the impact with any degree of certainty.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2013 Form 10-K filed on March 7, 2014. There have been no significant changes with respect to these policies during the 39 weeks ended September 30, 2014.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 39-week periods ended September 30, 2014 and September 24, 2013:

	13 Weeks Ended		39 Weeks Ended
Consolidated	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Comparable store sales	(0.7)%	(3.6)%	(3.7)%	(3.2)%
Net product sales, (in thousands)	$287,296	$249,348	$842,831	$763,422
Fees and other income, (in thousands)	$12,303	$11,457	$38,927	$38,310
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	31.0%	29.7%	31.3%	29.2%
Direct labor	29.4%	29.2%	29.5%	28.7%
Other restaurant operating expenses	33.9%	32.9%	33.0%	31.8%

Pizza Hut
Comparable store sales	(0.7)%	(3.6)%	(3.7)%	(3.2)%
Net product sales, (in thousands)	$239,524	$241,341	$732,115	$755,415
Fees and other income, (in thousands)	$12,303	$11,457	$38,927	$38,310
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	30.4%	29.6%	30.9%	29.1%
Direct labor	29.5%	29.1%	29.6%	28.6%
Other restaurant operating expenses	35.0%	33.0%	33.7%	31.8%

Wendy’s
Comparable store sales	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Net product sales, (in thousands)	$47,772	$8,007	$110,716	$8,007
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses:
Cost of sales	33.9%	33.1%	33.7%	33.1%
Direct labor	28.9%	31.5%	28.9%	31.5%
Other restaurant operating expenses	28.3%	29.9%	28.3%	29.9%

(1)
Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months. For the 13-week and 39-week periods ended September 30, 2014, the comparable store sales would include only the 35 Wendy’s units acquired in July 2013 and are not a meaningful representation of the sales for our Wendy’s units.

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Pizza Hut Sales by occasion:
Delivery	39%	35%	39%	37%
Carryout	47%	51%	48%	49%
Dine-in	14%	14%	13%	14%

Wendy’s sales by occasion:
Pick-up window	65%	65%	65%	65%
Counter service	35%	35%	35%	35%
Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended
	September 30, 2014			September 24, 2013
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,354	91	1,263	1,227	—	1,227
Acquired	56	56	—	37	36	1
Developed(1)	17	—	17	34	—	34
Closed(1)	(17)	(3)	(14)	(10)	—	(10)
End of period	1,410	144	1,266	1,288	36	1,252
Equivalent units(2)	1,367	106	1,261	1,259	24	1,235

(1)
For Pizza Hut, seven units and five units were relocated or rebuilt and are included in both developed and closed total above for both the 39 weeks ended September 30, 2014 and September 24, 2013, respectively.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

The 2013 results of operations for our Wendy’s restaurants were not material to the financial statements as they constituted only 3.2% of consolidated net product sales for the 13 weeks ended September 24, 2013 and 2.2% of total assets at September 24, 2013. Therefore, the comparison of results to 2013 for our Wendy’s operations has been omitted.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.

13 Weeks Ended September 30, 2014 Compared to the 13 Weeks Ended September 24, 2013

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 13 weeks ended September 30, 2014 compared to the 13 weeks ended September 24, 2013 were $239.5 million and $241.3 million, respectively, a decrease of $1.8 million or 0.8%, resulting from a decline in comparable store sales of 0.7% for the third quarter of 2014, rolling over last year’s comparable store sales decrease of 3.6%.
Fees and Other Income. Fees and other income for the third quarter of 2014, as compared to the same period of 2013, were $12.3 million and $11.5 million, respectively, an increase of $0.8 million or 7.4%, largely due to an increase in customer delivery charge income due to increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the third quarter of 2014 as compared to 2013, was $72.9 million and $71.5 million, respectively, an increase of $1.4 million or 2.0%. Cost of sales increased 0.8% as a percentage of net product sales, to 30.4%, compared to 29.6% in the prior year largely due to increased ingredient costs, primarily meats and cheese, partially offset by favorable product mix and promotional activity.
Direct Labor. Pizza Hut direct labor costs for the third quarter of 2014, as compared to 2013, were $70.6 million and $70.2 million, respectively, an increase of $0.4 million, or 0.5%. Direct labor costs were 29.5% of net product sales for the third quarter of 2014, a 0.4% increase compared to the prior year. This increase was primarily due to increased delivery transactions, which are more labor intensive.
Other Restaurant Operating Expenses. Other restaurant operating expenses (“OROE”) for our Pizza Hut units for the third quarter of 2014 were $83.9 million compared to $79.6 million for the prior year, an increase of $4.3 million, or 5.4%. OROE were 35.0% of net product sales for the third quarter of 2014 compared to 33.0% of net product sales for the prior year, an increase of 2.0%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended September 24, 2013	33.0%
Delivery driver liability insurance expense	0.5
Depreciation expense	0.4
Deleveraging effect on rent and occupancy	0.3
Advertising expense	0.2
Delivery driver reimbursement expense	0.2
Development Incentives and WingStreet Incentives	0.2
Other	0.2
OROE as a percentage of net product sales for the 13 weeks ended September 30, 2014	35.0%
Depreciation expense included in OROE for our Pizza Hut operations was $10.0 million or 4.2% of net product sales for the third quarter of 2014 compared to $9.2 million or 3.8% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the third quarter of 2014 were $47.8 million.
Cost of Sales. Wendy’s cost of sales for the third quarter of 2014 was $16.2 million or 33.9% of net product sales.
Direct Labor. Wendy’s direct labor costs for the third quarter of 2014 were $13.8 million or 28.9% of net product sales.
Other Restaurant Operating Expenses. Wendy’s OROE for the third quarter of 2014 were $13.5 million or 28.3% of net product sales. Depreciation expense included in OROE for our Wendy’s operations was $1.4 million or 2.9% of net product sales and rent expense was $3.0 million or 6.3% of net product sales for the third quarter of 2014.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the third quarter of 2014 were $15.9 million compared to $14.6 million for the third quarter of 2013, an increase of $1.3 million or 8.8%. This increase was due to field and corporate personnel costs and credit card transaction fees directly attributable to the Wendy’s operations acquired in the last half of 2013 and in July 2014. These costs were partially offset by lower incentive compensation and enterprise resource planning expenses for the Pizza Hut operations.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the third quarter of 2014 was $5.3 million compared to $4.7 million for the third quarter of 2013, an increase of $0.6 million largely related to franchise rights amortization for the Wendy’s units.

Interest Expense. Interest expense was $10.3 million for the third quarter of 2014 compared to $10.2 million for the prior year. Our cash borrowing rate decreased 0.5% to 6.15% for the third quarter of 2014 as compared to the prior year primarily as a result of the refinancing completed on the term loan in the fourth quarter of 2013. Our average outstanding debt balance increased $53.2 million to $611.3 million for the third quarter of 2014 as compared to the same period last year due to additional borrowings on our term loan and our revolving credit facility to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $0.8 million for amortization of deferred debt issuance costs in the third quarter of 2014 and 2013, respectively.
Income Taxes. For the third quarter of 2014, we recorded an income tax benefit of $3.5 million compared to an income tax benefit of $0.5 million for the third quarter of 2013. The tax benefit for both the third quarter of 2014 and 2013 was primarily due to tax credits in relation to lower income plus other adjustments related to the filing of federal and state tax returns during the third quarter. The third quarter of 2014 also included a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions.
Net Income. Net income for the third quarter of 2014 was $0.2 million compared to $2.6 million for the prior year, a decrease of $2.4 million. The decrease in net income is primarily attributable to significant increases in ingredient costs and negative comparable store sales in our Pizza Hut operations that more than offset the increase in income tax benefit of $3.0 million and contributions from our Wendy’s operations and increased Pizza Hut equivalent units.

39 Weeks Ended September 30, 2014 Compared to the 39 Weeks Ended September 24, 2013

Our Pizza Hut Operations

Net Product Sales. Pizza Hut net product sales for the 39 weeks ended September 30, 2014 compared to the 39 weeks ended September 24, 2013 were $732.1 million and $755.4 million, respectively, a decrease of $23.3 million or 3.1%, resulting largely from a decline in comparable store sales of 3.7% for the 39 weeks ended September 30, 2014, rolling over last year’s comparable store sales decrease of 3.2%.The comparable store sales decline was partially offset by a 2.1% increase in equivalent units for the 39 weeks ended September 30, 2014 as compared to the prior year.
Fees and Other Income. Fees and other income for the 39 weeks ended September 30, 2014, as compared to the same period of 2013, were $38.9 million and $38.3 million, respectively, an increase of $0.6 million or 1.6%, largely due to an increase in customer delivery charge income due to increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the 39 weeks ended September 30, 2014, as compared to the prior year, was $226.5 million and $220.1 million, respectively, an increase of $6.4 million or 2.9%. Cost of sales increased 1.8% as a percentage of net product sales, to 30.9%, compared to 29.1% in the prior year. This increase was due to increased ingredient costs, primarily cheese and meats.
Direct Labor. Pizza Hut direct labor costs for the 39 weeks ended September 30, 2014, as compared to the prior year, were $216.8 million and $216.3 million, respectively, an increase of $0.5 million, or 0.3%. Direct labor costs were 29.6% of net product sales for the 39 weeks ended September 30, 2014, a 1.0% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to the deleveraging effect of negative comparable store sales on fixed and semi-fixed labor costs and increased delivery transactions, which are more labor intensive.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the 39 weeks ended September 30, 2014 were $246.9 million compared to $240.2 million for the prior year, an increase of $6.7 million, or 2.8%. OROE were 33.7% of net product sales for the 39 weeks ended September 30, 2014 compared to 31.8% of net product sales for the prior year, an increase of 1.9%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 39 weeks ended September 24, 2013	31.8%
Deleveraging effect on rent and occupancy and increased costs	0.9
Depreciation expense	0.4
Delivery driver liability insurance expense	0.4
Other	0.2
OROE as a percentage of net product sales for the 39 weeks ended September 30, 2014	33.7%
Depreciation expense included in OROE for our Pizza Hut operations was $28.9 million or 4.0% of net product sales for the 39 weeks ended September 30, 2014 compared to $26.5 million or 3.5% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 39 weeks ended September 30, 2014 were $110.7 million.
Cost of Sales. Wendy’s cost of sales for the 39 weeks ended September 30, 2014 was $37.3 million or 33.7% of net product sales.
Direct Labor. Wendy’s direct labor costs for the 39 weeks ended September 30, 2014 were $32.0 million or 28.9% of net product sales.
Other Restaurant Operating Expenses. Wendy’s OROE for the 39 weeks ended September 30, 2014 were $31.3 million or 28.3% of net product sales. Depreciation expense included in OROE for our Wendy’s operations was $3.2 million or 2.9% of net product sales and rent expense was $7.1 million or 6.4% of net product sales for the 39 weeks ended September 30, 2014.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the 39 weeks ended September 30, 2014 were $47.1 million compared to $44.2 million for the prior year, an increase of $2.9 million or 6.6%. This increase was due to field and corporate personnel costs and credit card transaction fees directly attributable to the Wendy’s operations acquired in the last half of 2013 and July 2014. These costs were partially offset by lower incentive compensation and training expenses for the Pizza Hut operations.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 39 weeks ended September 30, 2014 was $15.5 million compared to $13.6 million for the prior year, an increase of $1.9 million largely related to franchise rights amortization for the Wendy’s units.

Interest Expense. Interest expense was $30.5 million for the 39 weeks ended September 30, 2014 compared to $30.7 million for the prior year, a decrease of $0.2 million. This decrease was largely due to a decrease in our cash borrowing rate of 0.4% to 6.3% for the 39 weeks ended September 30, 2014 as compared to the prior year primarily as a result of the refinancing completed on the term loan in the fourth quarter of 2013. Our average outstanding debt balance increased $24.7 million to $582.8 million for the 39 weeks ended September 30, 2014 as compared to the same period last year due to additional borrowings on our term loan and our revolving credit facility to fund the 56-unit Wendy’s acquisition in July 2014 which partially offset the benefit of a lower borrowing rate. Interest expense included $2.8 million and $2.5 million for amortization of deferred debt issuance costs in the year-to-date period of 2014 and 2013, respectively.
Income Taxes. For the 39 weeks ended September 30, 2014, we recorded an income tax benefit of $4.6 million compared to income tax expense of $4.4 million for the prior year period. For the 39 weeks ended September 30, 2014, we recorded an income tax benefit of $4.8 million primarily due to high tax credits in relation to lower income and a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions. This benefit was partially offset by $1.0 million of tax expense due to an adjustment to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of federal and state tax returns during the third quarter of 2014. For the 39 weeks ended September 24, 2013, the lower than statutory rate was primarily due to (i) tax credits, (ii) a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013 and (iii) other adjustments related to the filing of federal and state tax returns during the third quarter of 2013.
Net Income. Net income for the 39 weeks ended September 30, 2014 was $1.7 million compared to $23.9 million for the prior year, a decrease of $22.2 million. The decrease is primarily attributable to significant increases in ingredient costs and negative comparable store sales in our Pizza Hut operations that more than offset the increase in income tax benefit and contributions from our Wendy’s operations and increased Pizza Hut equivalent units.
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
Our working capital was a deficit of $53.8 million at September 30, 2014. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 30, 2014, we had $91.8 million of borrowing capacity available under our revolving credit facility net of $18.2 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 39 weeks ended September 30, 2014 was $57.7 million compared to $77.6 million for the same period of the prior year or a $19.9 million decrease. This decrease was primarily due to a $22.2 million reduction in our net income, which was partially offset by (i) a $0.4 million positive net change in assets and liabilities, largely due to the timing of payroll and a reduction in prepaid expenses which were partially offset by a negative change in accounts receivable, and (ii) a $1.9 million positive change in our non-cash items.

Cash flows from investing activities
Cash flows used in investing activities were $85.0 million for the 39 weeks ended September 30, 2014 due to $50.5 million of investments in capital expenditures and $56.8 million paid for the July 2014 acquisition of Wendy’s restaurants, partially offset by sale-leaseback proceeds of $19.4 million for 10 of the fee-owned properties acquired in the July 2014 Wendy’s acquisition and $2.9 million of proceeds from the disposition of assets. Cash flows used in investing activities were $56.8 million for the 39 weeks ended September 24, 2013 due to $35.8 million of investments in capital expenditures and $21.5 million for the acquisition of Wendy’s units, partially offset by $0.6 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $62.0 million to $64.0 million in fiscal 2014, including the development of 21 Delco units for approximately $6.4 million, the addition of the WingStreet product line to 280 units for approximately $10.4 million and $5.9 million for MAA’s and unit relocations in accordance with our franchise agreements. Such expenditures also include $12.8 million for investment in our Wendy’s operations for facility improvements, maintenance expenditures, IA’s in accordance with our franchise agreements, the development of one unit and the relocation of one unit. The remaining planned capital expenditures are comprised of maintenance expenditures for our Pizza Hut units and other corporate expenditures.
Cash flows from financing activities
Net cash flows provided by financing activities were $18.9 million for the 39 weeks ended September 30, 2014. During the second quarter of 2014, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $125.0 million term accordion feature to fund the acquisition of 56 Wendy’s units in July 2014. This cash inflow was partially offset by $10.9 million in post-closing payments to the former owners of Holdings relating to the acquisition of Holdings by NPC Holdings (the “Acquisition”), net payments on the revolving credit facility of $7.0 million, $2.7 million of principal payments on the term loan and $0.7 million paid for debt issuance costs. Net financing cash outflows were $2.9 million for the 39 weeks ended September 24, 2013 primarily for post-closing payments to the former owners of Holdings relating to the Acquisition.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We currently expect that we will not be required to make a mandatory pre-payment in 2015.
As of September 30, 2014, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of September 30, 2014 were as follows:

	Actual	Covenant Requirement
Maximum leverage ratio	4.67x	Not more than 5.75x
Minimum interest coverage ratio	1.81x	Not less than 1.35x
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
At September 30, 2014, we had $91.8 million of borrowing capacity available under our revolving credit facility net of $18.2 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs.
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
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		39 Weeks Ended
	September 30, 2014	September 24, 2013	September 30, 2014	September 24, 2013
Net income	$162	$2,562	$1,744	$23,894
Adjustments:
Interest expense	10,344	10,243	30,548	30,720
Income taxes	(3,533)	(522)	(4,619)	4,434
Depreciation and amortization	17,095	14,195	48,030	40,396
Pre-opening expenses and other	320	397	979	1,364
Transaction costs	454	85	810	267
Development and WingStreet Incentives	(1,150)	(1,670)	(3,950)	(4,020)
Adjusted EBITDA	$23,692	$25,290	$73,542	$97,055

(1)
The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, pre-opening expenses and certain other items of a non-operational nature. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Letters of Credit
As of September 30, 2014, we had letters of credit of $18.2 million issued under our Senior Secured Credit Facilities in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of September 30, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2013 Form 10-K, except for an increase in our future minimum lease payments of approximately $102.8 million. This increase was due to the July 2014 Wendy’s business acquisition and amounts due by period are as follows: less than 1 year, $1.2 million; two to three years, $9.6 million; four to five years, $9.2 million and more than five years, $82.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of September 30, 2014, we had $405.4 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.1 million without taking into account the interest rate floor and cap described below. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of September 30, 2014 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
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
The estimated increase in our food costs from a hypothetical 10% adverse change in the average cheese block price per pound (approximately $0.22 and $0.17 per pound for the 39 weeks ended September 30, 2014 and September 24, 2013, respectively) would have been approximately $7.2 million and $5.8 million for the 39 weeks ended September 30, 2014 and September 24, 2013, respectively, without giving effect to the RSCS directed hedging programs.

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

There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to the business. In the Company’s opinion, no litigation to which the Company is a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in our 2013 Form 10-K.

Item 6.	Exhibits
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2014.

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

2.05
Asset Purchase Agreement dated as of June 11, 2014, by and among Wendelta, Inc., Wendelta Property Holdings, LLC, Carlisle VANC, LLC, Realty VANC, LLC, Carlisle Corporation and NPC Quality Burgers, Inc. (incorporated herein by reference to Exhibit 2.05 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

3.01
Certificate of Formation, as amended, of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.1 to Holdings’ Current Report on Form 8-K (File No. 333-180524-04) filed on September 12, 2012).

3.02
Restated Limited Liability Company Agreement of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Holdings’ Current Report on Form 8-K (File No. 333-180524-04) filed on September 12, 2012).

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

10.22
Wendy’s International, Inc. unit franchise agreement dated as of July 22, 2013. (incorporated herein by reference to Exhibit 10.22 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 7, 2013)

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

10.26
Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.26 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.27
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.26 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

14.1
NPC Restaurant Holdings, LLC Code of Business Conduct and Ethics, dated August 22, 2014 (incorporated herein by reference to Exhibit 14.1 to Holdings’ Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on August 25, 2014)

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
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 39 week periods ended September 30, 2014, filed on November 14, 2014, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 39 week periods ended September 30, 2014 and September 24, 2013, (ii) the Consolidated Balance Sheets (unaudited) at September 30, 2014 and December 31, 2013, (iii) the Consolidated Statement of Equity (unaudited) for the 39 weeks ended September 30, 2014, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 30, 2014 and September 24, 2013, and (v) the Notes to the Unaudited Consolidated Financial Statements.

*	Filed as an exhibit with corresponding number to the registration statement on Form S-4 (File No 333-180524) of Holdings and NPC and incorporated herein by reference.

**	Filed or furnished herewith