Form 10-K
period 2014-12-30
NPC Restaurant Holdings, LLC
filed 2015-03-27
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-K
 ____________________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2014
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
There is no market for the Registrant’s equity. As of March 27, 2015, there were 1,000 units of membership interests outstanding.

PART I
Trademarks and Trade Names
The trade name “Pizza Hut” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system and appearing in this Form 10-K are owned by Pizza Hut, Inc. (“PHI”) and are licensed to us for use with respect to the operation and promotion of our Pizza Hut restaurants. The “WingStreet” name is a trademark of WingStreet, LLC, an entity controlled by Yum! Brands, Inc. (“Yum!”). The trade name “Wendy’s” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Wendy’s system and appearing in this Form 10-K are owned by affiliates of the Wendy’s Company and are licensed to us for use with respect to the operation and promotion of our Wendy’s restaurants. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Market and Industry Data
In this Form 10-K, we refer to information regarding the U.S. restaurant industry and the quick service restaurant sector from publicly available market research reports and other publicly available information. Unless otherwise indicated, corporate information regarding PHI in this Form 10-K has been made publicly available by Yum! and corporate information regarding Wendy's has been made publicly available by the Wendy’s Company. We have not independently verified such data and we make no representations as to the accuracy of such information. None of the market research reports referred to in the Form 10-K were prepared for use in, or in connection with, this Form 10-K.

Item 1.	Business.
General
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as “the Company,” “we,” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2014 “Top 200 Restaurant Franchisees” by Franchise Times and is the eighth largest restaurant unit operator, based on unit count, in the U.S. NPC is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, its name was changed to National Pizza Company, and it was subsequently renamed NPC International, Inc. on July 12, 1994.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of December 30, 2014 we operated 1,277 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of December 30, 2014, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of December 30, 2014 we operated 143 Wendy’s units in 5 states, including 56 units acquired in July 2014 from another Wendy’s franchisee primarily located in North Carolina. We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth with development of new restaurants that meet our investment objectives. All of our Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Kansas City, Salt Lake City and Greensboro-Winston Salem metropolitan areas.
The Transactions. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (“the Acquisition”) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain affiliated entities.
In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities and repurchased or redeemed all then-outstanding 9 1/2% Senior Subordinated Notes due 2014. The Company concurrently obtained new debt financing to consummate the Acquisition and make the related debt repayment through a combination of a term loan, a revolving credit facility and the issuance of $190.0 million of Senior Notes (the “Senior Notes”). The Acquisition and new debt financing are collectively referred to as the "Transactions".
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
At December 30, 2014, 90% of our Pizza Hut units offered the WingStreet product line and we expect to convert approximately 95 additional Pizza Hut units to include the WingStreet product line during fiscal 2015. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery.
Our Wendy’s restaurants are open seven days a week and serve both lunch and dinner with certain locations serving breakfast. Our Wendy’s units are generally free-standing restaurants and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information with respect to each fiscal period:

	December 30, 2014	December 31, 2013	December 25, 2012
Pizza Hut:
Average annual revenue per restaurant(1)	$767,094	$819,881	$838,690

Sales by occasion:
Carryout	47%	49%	48%
Delivery	40%	37%	37%
Dine-in	13%	14%	15%

Number of restaurants open at the end of the period:
RBD	514	527	528
Delco	601	567	523
RR	162	169	176
Total Pizza Hut restaurants(2)	1,277	1,263	1,227

Wendy’s:
Average annual revenue per restaurant(3)	$1,377,549	$1,350,387	N/A

Sales by occasion:
Pick-up window	65%	65%	N/A
Counter service	35%	35%	N/A
Number of restaurants open at the end of the period	143	91	N/A
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,262, 1,240 and 1,192 in 2014, 2013 and 2012, respectively for our Pizza Hut operations.

(2)	Includes 1,147, 841 and 613 units offering the WingStreet product line, as of fiscal year end 2014, 2013 and 2012, respectively.

(3)
In computing the 2014 average, total net product sales for the fiscal period were divided by 116 equivalent units for our Wendy’s operations. In computing the 2013 average for our Wendy’s units, pro forma annual net product sales were divided by 88 full-year equivalent units.

We operate three call centers that primarily process overflow delivery and carry-out orders for approximately 1,000 Pizza Hut units. In addition, these call centers process orders in certain metro markets that are placed via a specific dedicated Pizza Hut phone number that serves select markets. Approximately 13%, or $109.8 million, of our Pizza Hut delivery and carry-out sales in fiscal 2014 were processed by our customer service representatives in these call centers compared to $136.8 million or 16% of delivery and carry-out sales in fiscal 2013.

Internet and mobile ordering are becoming increasingly important to our Pizza Hut customers. In fiscal 2014, approximately 34% of our Pizza Hut delivery and carry-out sales were processed digitally compared to approximately 25% and 22% in fiscal 2013 and fiscal 2012, respectively. We expect to see continued growth in mobile ordering as the percentage of our Pizza Hut delivery and carry-out sales processed digitally reached approximately 39% during the fourth quarter of fiscal 2014.

We treat our Pizza Hut operations and Wendy’s operations as separate operating segments, and we aggregate the operating segments into one reportable segment for financial reporting purposes in accordance with applicable accounting guidance.

Pizza Hut, Inc.
PHI is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 27, 2014, the Pizza Hut brand had over 6,300 restaurants and delivery units in the United States and over 7,600 international units in over 85 other countries and territories, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.
PHI is owned and operated by Yum!. Yum! is the world’s largest QSR company, based on number of units, and as of December 27, 2014, its brands comprised approximately 39,400 units (excluding licensed units) in more than 125 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell and KFC. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.
Wendy’s
Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment. At December 28, 2014, there were 6,112 Wendy’s restaurants in operation in North America. In addition, at December 28, 2014, there were 403 franchised Wendy’s restaurants in operation in 27 countries and territories other than North America.
The Wendy’s Company is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC, (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States.
Our Products
Pizza Hut

Pizza Hut restaurants generally provide full table service, carry-out and/or delivery and a menu featuring pizza, pasta, buffalo wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 77% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.
Most dough products are made fresh daily and we use only 100% Real cheese products. All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of food served at the lunch buffet, food products are prepared at the time of order.
The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and are available for dine-in, carry-out and delivery. WingStreet is already the largest dedicated wing brand in the U.S., based on number of units and is included in over 90% of the domestic Pizza Hut system restaurants. At December 30, 2014, 90% of our Pizza Hut units operated with the WingStreet format with an additional 95 units expected to be converted during fiscal 2015.
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
Business Growth Strategy
An important part of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our market share year over year. We intend to augment this basic strategy with (i) the development of new Pizza Hut Delco locations and Wendy’s units within our existing territories as justified by the number of currently unserved households and other relevant demographics, (ii) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants, (iii) rebuilding, relocating or adding the WingStreet product line to existing Pizza Hut assets to better serve our customers and (iv) other acquisition opportunities in the restaurant industry.

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
We operate approximately half of our units under LFA’s, with the remaining units operating under TFA’s.
Territory franchise agreements. Our TFA’s provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area; however, this has not occurred to date. As of December 30, 2014, we had no commitments for future development under any TFA. Pursuant to our TFA’s, we are required to pay a royalty rate of 4.0% of RBD and RR sales and 4.5% of Delco sales, as defined in the franchise agreements. The royalty rate for the TFA delivery units will increase to 4.75% as of January 1, 2020 and to 5.0% as of January 1, 2030.
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
Franchise agreement asset upgrade requirements. Effective August 1, 2014, PHI approved the Brand Builder Program (“BBP”) which eliminated currently required Major Asset Actions (“MAA”), defined as a rebuild, relocation (including relocation to a delco), or remodel on Dine-in units constructed before 1998 as required under the 2003 LFA’s and TFA’s. In return, PHI is requiring that specifically identified assets be brought up to brand standard or “re-imaged”. The re-image of a Dine-in unit entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. The re-image of a Delco unit entails complete renovation of the customer area (foyer) including new flooring, wall finishes, ceiling and lighting.
No additional MAA requirements can be placed on qualifying franchisees prior to December 31, 2016.
Going Forward Franchise Agreements. PHI franchise agreements governing acquisitions completed after 2003 are referred to by PHI as Going Forward Franchise Agreements (“GFFA’s”). Any remaining required MAA’s under these agreements were deferred two years. The various agreements are all LFA’s, expire on December 31, 2032 and contain a 20-year renewal term subject to certain criteria.
The 2006 LFA was executed in conjunction with our acquisition in October 2006 of 39 units from PHI in and around Nashville. We are in full compliance with PHI’s minimum asset standards defined in the agreement.
Between December 2008 and February 2009, the Company acquired 294 units under the 2008 LFA which was amended effective with the acquisition of the units primarily as follows:

•	Kansas City. This agreement for 51 units was amended to be substantially similar (including royalty rates) to the 2003 TFA.

•
Florida, Georgia, Iowa, and St. Louis. These agreements were amended to be substantially similar to the 2006 LFA executed in the Nashville acquisition for the 138 units acquired in Florida, Georgia, and Iowa as a part of the December 9, 2008 acquisition and for the 50 units acquired in St. Louis as a part of the February 17, 2009 acquisition. These agreements contain no opportunity for royalty reduction for MAA’s.

•
Denver. Two agreements for 55 units were executed as part of the January 20, 2009 acquisition. For 25 units in the market, an agreement was amended to be substantially similar to the 2006 LFA executed in the Nashville acquisition. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for MAA’s. The agreement for the remaining 30 units was amended to be substantially similar to the 2003 TFA, paying a royalty rate between 4.0%-4.6% of sales for all asset types.

The 2012 LFA was executed in conjunction with our acquisition in February 2012 of 36 units from PHI in and around Jacksonville, Florida and requires us to bring all assets in compliance with PHI’s minimum asset standards within 6 years of acquisition date. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement with no opportunity for royalty reduction for MAA’s.
The above GFFA’s require that we complete MAA’s on certain qualifying Dine-ins in the markets. The BBP extended the deadline for such MAA’s by two years and our remaining obligations are outlined below:

GFFA	MAA’s Remaining	Deadline

Kansas City	1	December 2023
Florida, Georgia and Iowa	11	December 2021
St. Louis	8	February 2022
Denver	3	January 2021
Jacksonville	1	February 2024
	24
Estimated costs to complete the asset upgrade requirements noted above for the 2003 LFA’s and the GFFA’s are included in Note 10 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and the Contractual Obligations and Off Balance Sheet Arrangements table included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Development Incentives. Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed (“Development Incentives”), subject to certain threshold criteria. These incentives are recorded as a reduction to other restaurant operating expenses in the year the qualifying asset is opened. This incentive was renewed for fiscal 2013 through fiscal 2015 (with modified thresholds) and is renewable annually at PHI’s discretion.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform for fiscal 2013 through fiscal 2015 (“WingStreet Incentives”). WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and will be received within 12 months of unit conversion.
Our blended average royalty rate for Pizza Hut units (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both fiscal 2014 and fiscal 2013 and 4.8% for fiscal 2012.

Wendy’s

On July 22, 2013, we began operating under franchise agreements with Wendy’s that are for specific locations. Each franchise agreement begins at the date of the acquisition and continues for the length of the underlying lease or 20 years, whichever is shorter. Each agreement also has one 10 year renewal, subject to certain conditions. The royalty rate we are required to pay is 4.0% of gross sales, as defined in the franchise agreements, subject to certain incentives. Our blended average royalty rate for Wendy’s units as a percentage of total sales was 3.9% for fiscal 2014 and 3.8% for fiscal 2013.
Other Terms of Franchise Agreements. Pursuant to our Wendy’s franchise agreements, Wendy’s must approve our opening of any new restaurant and the closing of any of our existing restaurants. Wendy’s has a right of first refusal to acquire existing Wendy’s restaurants owned by other franchisees which we may seek to acquire.

The agreements govern the operation of Wendy's respective franchises with respect to such issues as restaurant maintenance, advertising, purchase of supplies, food specifications and standards, inspections and use of Wendy’s proprietary marks and trade secrets as well as timely completion of Image Activation (“IA”) activities. If we fail to substantially comply with the standards or procedures set forth in the franchise agreement, Wendy’s may terminate the franchise agreement. The franchise agreements may also be terminated upon other events, including our bankruptcy or insolvency. At no time during our history has Wendy’s sought to terminate any of our franchise agreements or otherwise limit our franchise rights.
Franchise agreement asset development and upgrade requirements. Our franchise agreements require us to perform facility upgrades to all of our restaurants. Estimated costs to complete the asset upgrade requirements are included in Note 10 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and the Contractual Obligations and Off Balance Sheet Arrangements table included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We were in full compliance with the upgrade requirements defined in the franchise agreements as of December 30, 2014.

The franchise agreement requirements relating to each acquisition of Wendy’s restaurants by NPCQB are as follows:

•
Kansas City. The agreements for 35 units require us to pay a royalty rate of 4.0% of sales, excluding breakfast sales for locations serving breakfast in this market. In connection with the acquisition, NPCQB agreed to complete 12 IA’s on existing restaurants by December 31, 2018, of which NPCQB has completed one IA as of December 30, 2014. NPCQB also entered into a development agreement with Wendy’s whereby NPCQB has the right to develop five units to be opened by December 31, 2018. New units not replacing an existing restaurant are eligible for a 1.0% royalty reduction for the first 24 months following the restaurant opening. NPCQB has the option to close up to four specified restaurants by December 31, 2016, of which one has been closed as of December 30, 2014.

•
Salt Lake City. NPCQB agreed to complete 15 IA’s by December 31, 2018, of which three have been completed as of December 30, 2014. NPCQB entered into a development agreement with Wendy’s, whereby NPCQB has the right to develop five units to be opened by December 31, 2018, of which one unit has been opened as of December 30, 2014. Additionally, in connection with the acquisition, NPCQB has the option to close up to seven specified restaurants by December 31, 2017, of which NPCQB has closed two units as of December 30, 2014.

•
North Carolina. In connection with the acquisition, NPCQB has the option to close up to 12 specified restaurants by June 30, 2019. NPCQB also agreed to complete 12 IA’s by December 31, 2018 and nine refresh asset actions by December 31, 2021.

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
Effective in 2012 and continuing through 2014, the advertising co-op’s agreed to transfer amounts equal to 1.50% of member gross sales from local advertising to Adcom for its national advertising campaign, bringing the total national advertising budget to 4.00%. Also during this term, each advertising co-op had the option to rebate the remaining contribution of 0.25% of gross sales back to co-op members if not used to fund local media initiatives. Effective in 2015 and continuing through 2017, the advertising co-ops have agreed to transfer amounts equal to 1.75% of member gross sales from local advertising to AdCom for national advertising, bringing the total national advertising budget to 4.25%.
Additionally, effective in 2012 and continuing through 2017, the IPHFHA established a digital marketing fund whereby members remit $0.10 per online order to the IPHFHA.  The contributions are used to develop, purchase and promote digital marketing for the benefit of the Pizza Hut System. The digital marketing fund will be administered by and through the AdCom.
The remainder of our total advertising expenditures were utilized within our discretion for local print marketing, including coupon distribution as well as telephone directory advertising, digital marketing, point of purchase materials, local store marketing and sponsorships.
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
Supplies and Distribution

Pizza Hut
We purchase substantially all equipment, supplies and food products required in the operation of our Pizza Hut restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by Restaurant Supply Chain Solutions, LLC (“RSCS”) , a cooperative set up to act as a central procurement service for the operators of Yum! franchises.
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

Wendy’s

Wendy’s entered into a purchasing co-op relationship agreement with its franchisees to establish Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume. All QSCC members (including the Wendy’s Company) pay sourcing fees to third party vendors on products which are sourced through the QSCC.
Information Technology

Pizza Hut
Our Pizza Hut restaurants utilize a proprietary point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s online ordering site - www.pizzahut.com. In approximately 1,000 of our units, the POS system includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items.
Product sales and most expenses are captured through the back office system and transferred directly to our enterprise resource planning (“ERP”) system for accurate and timely reporting. We have developed a proprietary web-based business intelligence software tool that provides critical operating data on a timely basis to our restaurant teams to assist them in operating efficiently while meeting the needs of customers. All corporate computer systems, including laptops, restaurant computers, call centers, and administrative support systems are connected using a wide-area network. This network supports an internal web site, or “Portal,” for daily administrative functions, allowing us to eliminate paperwork from many functions and accelerate response time.
Wendy’s
Our Wendy’s restaurants have an Aloha POS cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. In all units, the POS system includes a kitchen monitor system, which automatically displays customer orders allowing cooks to prepare orders in the order they were received.
Product sales and inventory are captured through the back office system and transferred to our ERP system for accurate and timely reporting. We converted our NPCQB operations onto our ERP system during the first half of 2014. We plan to implement Aloha Back Office to replace the third party software in all stores by the second quarter of fiscal 2015. Management and support personnel have access to our proprietary business intelligence software which provides extensive time critical management data.
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

Pizza Hut
Within the QSR pizza segment, we compete directly with Domino’s, Papa John’s, Little Caesars and numerous regional chains and locally-owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system. More broadly, we also compete in the food purchase industry against supermarkets and others such as Papa Murphy’s who offer “take-and-bake” pizza products. Consumers have become more value conscious and have reduced discretionary spending in response to high levels of unemployment and other factors. As a result, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. In addition to more established competitors, we also face competition from new competitors and concepts such as fast casual pizza concepts. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits.
Wendy’s

Our Wendy’s restaurants face competition from other food service operations within the same geographical area. Wendy’s restaurants compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. We compete directly with McDonald’s, Burger King, Carl’s Jr., Chick-fil-A and numerous regional chains and locally-owned restaurants which offer similar hamburger and sandwich products. The location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.
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
We are subject to laws relating to information security, privacy and consumer credit, protection and fraud. We are also subject to laws relating to nutritional content, nutritional labeling, product safety and menu labeling. Additionally, we are subject to federal and state environmental regulations.
We are subject to federal and state laws regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them.
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
Working Capital Practices
Our working capital was a deficit of $45.2 million as of December 30, 2014. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our primary distributors. If we were to utilize the 30 day term of trade credit for these distributors, it would increase our cash position by approximately $30.0 million; however this would not impact our working capital.
Employees
As of December 30, 2014, we had over 33,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

Item 1A.	Risk Factors.
Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.
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
An increase in our operating costs could adversely affect our profitability. Factors such as inflation, including but not limited to, increased food costs, increased labor and employee benefit cost and increased energy costs may adversely affect our operating costs. Additionally, significant increases in gasoline prices could result in a decrease of customer traffic at our units and increased operating costs. Most of the factors affecting cost are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers. Most ingredients used in our products, particularly cheese, beef, dough and meats, which are the largest components of our food costs, are subject to significant price fluctuations as a result of seasonality, weather, demand and other factors. While we have developed strategies to mitigate or partially offset the impact of higher commodity costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.
The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $4.3 million in 2014, without giving effect to the RSCS directed hedging programs. In addition, our participation in the food hedging programs directed by RSCS may hedge less than half of our cheese purchases and therefore may not adequately protect us from price fluctuations.

Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Approximately 30% of our units operate in states where the state minimum wage rate exceeds the federal minimum wage rate. We currently expect that 33% of our total units will incur an increase in state minimum wage rates in 2015, while 29% of total units experienced an increase in 2014. In addition, there are currently a number of federal and state initiatives and proposals to further increase minimum wage rates.

We are highly dependent on the Pizza Hut system and our success is tied to the success of PHI’s brand strength, marketing campaigns and product innovation. In addition, our Wendy's units are dependent upon the strength of Wendy’s brand, marketing and product innovation.
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
PHI must also approve the acquisition or opening of any new restaurant and the closing of any of our existing restaurants. Therefore, PHI could limit our ability to expand our operations through acquisitions and require us to continue operating under-performing units. In addition, the franchise agreements contain restrictions on our ability to raise equity capital and require approval to effect a change of control.
Similar to our franchise relationship with PHI, the success of our Wendy's units is, to a large extent, directly related to the success of the Wendy’s restaurant system, including the financial condition, management, food quality and innovation and marketing success of Wendy’s and the successful operation of Wendy's restaurants owned by other franchisees. Any failure of the Wendy’s restaurant system to compete effectively would likely have a material adverse effect on the operating results of our Wendy's units. We are parties to franchise agreements with Wendy’s which govern the operation of all of our Wendy's restaurants, and may be terminated by Wendy’s upon certain events, including our failure to comply with the standards or procedures set forth in the franchise agreements or our bankruptcy or insolvency. Wendy’s must approve the acquisition or opening of any new restaurant and the closing of any of our existing restaurants. Therefore, Wendy’s could limit our ability to expand our operations through acquisitions and require us to continue operating under-performing units.
The U.S. Quick Service Restaurant market is highly competitive, and that competition could affect our operating results.
We compete on a broad scale with Quick Service Restaurants, or “QSRs,” and other national, regional and local restaurants. The overall food service market generally and the QSR market, in particular, are intensely competitive with respect to price, service, location, personnel and type and quality of food. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by PHI and Wendy’s and their competitors. In addition, we compete within the food service market and the QSR sector not only for customers, but also for management and hourly employees and suitable real estate sites. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, which would have an adverse effect on our operating results.
Our annual and quarterly financial results may fluctuate depending on various factors, including seasonality of the business, many of which are beyond our control.
Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average comparable store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	the development and introduction of new menu offerings that appeal to changing consumer preferences;

•	timing of holidays or other significant events;

•	seasonality of demand; and

•	changes in competitive and economic conditions generally.
Certain of the foregoing events may directly and immediately decrease demand for our products, and therefore, may result in an adverse effect on our results of operations and cash flow.
In addition, our Pizza Hut business is moderately seasonal in nature with net product sales typically being higher in the first half of the year. Our Wendy’s business is also moderately seasonal in nature with net product sales typically being higher in the spring and summer months.
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
In recent years there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among QSRs. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses. We may become subject to legislation or regulation seeking to tax and/or regulate high-fat foods. New or changing laws and regulations and governmental agency determinations relating to union organizing rights and activities may impact our operations and increase our cost of labor. If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.
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
Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. System defects, failures, interruptions, unauthorized entries or viruses could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.

To the extent we rely on the systems of third parties in areas such as credit card processing, telecommunications and wireless networks, any defects, failures and interruptions in such systems could result in similar adverse effects on our business. Sustained or repeated system defects, failures or interruptions could materially impact our operations and operating results. Also, if we are unsuccessful in updating and expanding our systems, our ability to increase comparable store sales, improve operations, implement cost controls and grow our business may be constrained.
Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

We are subject to cybersecurity risks, and if we suffer a security breach, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation and government investigations and enforcement actions.

Our business is dependent on the secure and reliable operation of our information systems, including those used to operate and manage our business, and to allow our customers to order online and through call centers. Security breaches could expose us to a risk of loss or misuse of our information or that of our customers or employees, damage to our reputation, litigation, government investigations and enforcement actions and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers, or both. If an actual or perceived breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may have a material adverse effect on our financial results and cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.
A person who is able to circumvent our security measures could misappropriate our or our customers’ and employees’ confidential information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business and revenues. Any well-publicized compromise of either our security or the security of other Pizza Hut or Wendy’s operators could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived to be secure.
As do most retailers, we receive certain personal information about our customers. In addition, our online operations at www.pizzahut.com and mobile payment options at our Wendy’s restaurants depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Many of our customers use credit or debit cards to pay for their purchases. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.
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
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of our customers’ or employees’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.
Our results of operations could be adversely affected by increased costs as a result of changes in laws relating to health care.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in 2015. While it does not appear that the incremental costs of these provisions will be material based upon our current evaluation, compliance with the Federal Health Care Acts will increase our future costs and could have an adverse effect on our business, results of operations and financial condition.
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. For our Pizza Hut units, we use one primary distributor to provide most all of our food and other supplies. If our distributor fails to meet its service requirements for any reason, it could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. Likewise, all of our cheese for our Pizza Hut operations is purchased from a single supplier, the loss of which could have a material adverse effect on our business. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our cheese. While we have no other sole sources of supply, we do source other key ingredients from a limited number of suppliers. Alternative sources of supply of cheese or other key ingredients may not be available on a timely basis or be available on terms as favorable to us as under our current arrangements.
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
A significant portion of our sales is derived from products, including pizza and hamburgers, which can contain high levels of fat, carbohydrates, and sodium. The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid pizza, hamburgers and other products we offer in favor of foods perceived to be healthier, demand for our products may be reduced and our business would be harmed. If PHI and Wendy’s do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer.
Moreover, because we are primarily dependent on two primary products, if consumer demand for pizza and hamburgers should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.
Failure to successfully implement our growth strategy could harm our business.
Our growth strategy includes expanding our ownership and operation of Wendy's units through opportunistic acquisitions of restaurants in additional markets and organic growth through development of new restaurants that meet our investment objectives. In addition, we may continue to grow our business by opening and selectively acquiring Pizza Hut or other restaurants. We may not be able to achieve our growth objectives and these new restaurants may not be profitable. The opening and success of restaurants we may open or acquire in the future depends on various factors, including:

•	our ability to obtain the necessary approvals from PHI or Wendy’s;

•	our ability to negotiate the acquisition of additional units from Wendy’s or other Wendy's franchisees upon acceptable terms in desirable markets;

•	our ability to successfully operate the Wendy’s brand and develop and implement the infrastructure necessary to manage new Wendy's units in new markets;

•	our ability to obtain or self-fund adequate development financing;

•	competition from other QSRs in current and future markets;

•	our degree of saturation in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	our ability to successfully integrate acquired locations;

•	sales and margin levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	permitting and regulatory compliance;

•	the ability to meet construction schedules;

•	our ability to hire and train qualified management and other personnel; and

•	general economic and business conditions.
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
As of December 30, 2014, we owned the land and/or the building for 31 restaurants and leased the land and/or building for 1,389 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.
The majority of our existing lease terms for our Pizza Hut units end within the next two to six years and the next 15 to 20 years for our Wendy’s units. We have the ability to exercise lease options to extend the terms at virtually all of these locations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.
We depend on the services of key individuals, the loss of which could materially harm our business.
Our success will depend, in part, on the efforts of our executive officers and other key employees most of whom have extensive experience with our company and in our industry. In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. We do not have employment agreements with any of our executive officers, other than our chief executive officer, our chief financial officer and our senior vice president operations - Wendy's. Additionally, we do not maintain key-person insurance for any of our officers, employees or members of our Board of Directors. The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations and financial condition could be adversely affected by any claim or loss that is not covered by insurance or that exceeds our insurance coverage or self-insurance reserves.

We believe that we maintain insurance coverage that is customary for businesses of our size and type, including coverage for losses in excess of the normal expected levels under our self-insurance program. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future, our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms or at all. Moreover, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure such as trade name restoration coverage associated with losses like food-borne illness and Avian flu. We do not currently have separate cyber-security insurance. Any inadequacy of insurance or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

In addition, we self-insure a significant portion of expected losses under our workers’ compensation, employee medical, general liability, auto and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to resolve or settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with resolving or settling claims associated with these programs, or if a judgment substantially in excess of our insurance coverage is entered against us, our financial condition and cash flow could be adversely affected. Our non-owned auto program can experience significant volatility due to the potential for a combination of high severity accidents and our high retention levels, causing a potential negative impact on our results of operations.
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
We are not aware of any assertions that the trademarks or menu offerings we license from PHI or Wendy’s infringe upon the proprietary rights of third parties, but third parties may claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business and operating results.
Failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the Securities and Exchange Commission (“SEC”) could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business.
We are required to maintain effective disclosure controls and procedures and effective internal control over financial reporting in connection with our filing of periodic reports with the SEC under the Exchange Act. Failure to maintain effective disclosure controls and procedures and internal control over financial reporting or to comply with Section 404, or the report by us of a material weakness, may cause investors to lose confidence in our consolidated financial statements. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate and we may face restricted access to the capital markets.

Our substantial leverage and lease obligations could affect our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and restrict our future activities.
We are a highly leveraged company. Our total outstanding indebtedness on December 30, 2014 was $595.4 million, comprised of our term loan of $405.4 million ("Term Loan") and $190.0 million of Senior Notes. We can also borrow secured debt up to $110.0 million under our revolving credit facility (“Revolving Facility”). Our Term Loan, together with our Revolving Facility, are referred to herein as our "Senior Secured Credit Facilities". We had $19.1 million of letters of credit issued and outstanding, resulting in $90.9 million of borrowing capacity under our Revolving Facility on December 30, 2014. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”
We also have, and will continue to have, significant lease obligations. As of December 30, 2014, our minimum annual rental obligations under long-term operating leases for fiscal 2015 and fiscal 2016 were $61.5 million and $55.4 million, respectively.
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

Our Senior Secured Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to engage in specified types of transactions. In addition, under our Senior Secured Credit Facilities, we are required to satisfy and maintain specified amortizing financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Secured Credit Facilities. Any acceleration of amounts payable under our Senior Secured Credit Facilities would constitute a default under our Senior Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”
Future acquisitions, depending on the size, may require borrowings beyond those available on our Revolving Facility and therefore may require utilization of the additional term loan borrowing capacity under our Senior Secured Credit Facilities as well as other sources of debt or additional equity capital. Changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our Senior Secured Credit Facilities, if at all. If we were to access additional debt financing beyond our Senior Secured Credit Facilities to sustain our capital resource growth, additional financing could be at higher costs than the Company’s currently outstanding borrowings. In addition any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions.

We are required to satisfy various financial covenants under our Senior Secured Credit Facilities, and if we are unable to do so in the future we may be required to take corrective actions to avoid a default under our Senior Secured Credit Facilities and Senior Notes.

We were in compliance with the financial covenants under our Senior Secured Credit Facilities as of December 30, 2014, having a leverage ratio of 5.07x as compared to the covenant requirement of not more than 5.75x as of December 30, 2014 and an interest coverage ratio of 1.76x as compared to the covenant requirement of not less than 1.35x. The covenant requirement for the maximum leverage ratio decreases to not more than 5.50x for our 2015 fiscal year, not more than 5.0x for our 2016 fiscal year and not more than 4.75x thereafter. The covenant requirement for the minimum interest coverage ratio increases to not less than 1.40x after our 2015 fiscal year. Although we believe that we will be in compliance with these financial covenants for fiscal years 2015 and 2016 based upon our current operations and our internal financial forecasts, we may have less cushion in complying with the maximum leverage ratio in future periods than we have had in the past. Our ability to satisfy these financial covenants going forward will depend on our future operating performance, which is in part subject to Pizza Hut and Wendy’s brand performance, prevailing economic and competitive conditions, including commodity prices, and various business, regulatory and other factors, some of which are beyond our control. If we are unable to satisfy these financial covenants in the future and are unable to cure any such failure under the terms of our Senior Secured Credit Facilities, we would be in default under our Senior Secured Credit Facilities, with the consequences described above. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table sets forth certain information regarding restaurants operated by the Company as of December 30, 2014.

	Pizza Hut Units	Wendy’s Units	Total
Alabama	109	—	109
Arkansas	65	—	65
Colorado	53	—	53
Delaware	10	—	10
Florida	179	—	179
Georgia	90	—	90
Idaho	38	—	38
Illinois	56	—	56
Indiana	4	—	4
Iowa	64	—	64
Kansas	33	18	51
Kentucky	22	—	22
Louisiana	17	—	17
Maryland	4	—	4
Minnesota	5	—	5
Mississippi	74	—	74
Missouri	84	17	101
North Carolina	49	53	102
North Dakota	14	—	14
Oklahoma	27	—	27
Oregon	33	—	33
South Carolina	6	—	6
South Dakota	22	—	22
Tennessee	95	—	95
Texas	19	—	19
Utah	—	52	52
Virginia	98	3	101
Washington	6	—	6
West Virginia	1	—	1
	1,277	143	1,420
As of December 30, 2014, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to six years for Pizza Hut units and the next 15 to 20 years for Wendy’s units. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased Pizza Hut properties are owned by unaffiliated entities. Approximately 60% of our Wendy’s units are leased from the Wendy’s Company with the remainder of our leased Wendy’s properties owned by unaffiliated entities.

Restaurants in Operation as of December 30, 2014
	Own	Lease	Total
Pizza Hut units
Red Roof`	13	149	162
RBD	8	506	514
Delco	—	601	601
Total Pizza Hut units	21	1,256	1,277
Wendy’s units(1)	10	133	143
	31	1,389	1,420

(1)	Includes eight fee-owned Wendy’s restaurants acquired in July 2014 that we plan to sell within the next 12 months which are included in assets held for sale.

The Company operated 1,420 restaurants as of December 30, 2014, located in buildings either leased or owned by us. Pizza Hut property sites average approximately 40,000 square feet. Typically, Red Roof and RBD units average approximately 3,000 square feet, including a kitchen area and customer seating capacity. Delco units average approximately 1,600 square feet. Wendy’s property sites average approximately 37,000 square feet and units average approximately 3,000 square feet and include customer seating capacity.
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
There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding membership units of the Company. The Company did not pay any distributions on membership units in fiscal 2014 or fiscal 2013. The Company’s debt facilities include limitations on the Company’s ability to pay cash dividends and distributions.
The Company did not issue or sell any equity securities during fiscal 2014 that were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any membership units during fiscal 2014.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the consolidated financial statements of the Company, which can be found in Item 8.
As a result of the Transactions described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-The Transactions” purchase accounting adjustments were made to underlying assets and liabilities based on a third party valuation. The primary changes to the income statement as a result of the application of purchase accounting includes an increase in the amortization and depreciation expense associated with the adjustments to franchise rights and facilities and equipment based upon the estimates of fair value and management’s estimate of the remaining useful lives of the subject assets. The Transactions resulted in higher debt levels and higher interest rates which resulted in higher interest accruals and increased capitalized debt issue costs which resulted in higher interest expense during the post-transaction period.
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

	Successor			Predecessor
	52 Weeks ended Dec. 30, 2014	53 Weeks ended Dec. 31, 2013(1)	52 Weeks ended Dec. 25, 2012(2)	52 Weeks ended Dec. 27, 2011	52 Weeks ended Dec. 28, 2010
Summary of Operations:
Total sales	$1,179,897	$1,094,032	$1,048,923	$980,973	$978,284
Operating income	34,327	79,925	78,225	26,404(3)	56,412
Interest expense	41,101	42,016	46,691	25,201	29,283
Net income	$1,672	$29,742	$15,020	$4,706	$21,464
Restaurant Operating Data:
Number of restaurants (at period end)	1,420(4)	1,354(4)	1,227(4)	1,151	1,136
Comparable store sales index(5)	(3.7)%	(3.7)%	1.9%	0.4%	10.1%
Working capital	$(45,231)	$(47,964)	$(20,957)	$(2,893)	$(40,188)
Consolidated Balance Sheet Data:
Total assets	$1,236,355	$1,205,112	$1,169,782	$848,728	$825,228
Total debt (including current portion)	$595,421	$565,125	$558,125	$372,700	$402,370
_____________________

(1)
The fiscal year ended December 31, 2013 included 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $19.0 million of net product sales in fiscal 2013.

(2)	The Company engaged in the Transactions on December 28, 2011 in connection with the acquisition of the Company by NPC Holdings.

(3)	Includes $26.6 million of transaction costs related to the Acquisition.

(4)	We acquired 56 Wendy’s units during fiscal 2014, 91 Wendy’s units during fiscal 2013 and 36 Pizza Hut units during the first quarter 2012.

(5)
Comparable store sales refer to period-over-period net product sales comparisons for stores under our operation for at least 12 months. For fiscal 2014, the comparable store sales include Pizza Hut locations only as comparable store sales for Wendy’s would only include the 35 Wendy’s units acquired in July 2013 and are not a meaningful representation of the sales for our Wendy’s units. The fiscal 2013 comparable store sales include Pizza Hut locations only as the Wendy’s units were acquired during fiscal 2013 and were not under our operation for 12 months.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as the “Company,” “we,” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
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
Introduction
As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income show our operating results for the fiscal years ended December 30, 2014, December 31, 2013, and December 25, 2012. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.
Overview
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2014 “Top 200 Restaurant Franchisees” by Franchise Times and the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of December 30, 2014 we operated 1,277 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of December 30, 2014, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of December 30, 2014 we operated 143 Wendy’s units in 5 states, including 56 units acquired in July 2014 from another Wendy’s franchisee primarily located in North Carolina. We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth with development of new restaurants that meet our investment objectives. All of our Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Kansas City, Salt Lake City and Greensboro-Winston Salem metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal 2014 contained 52 weeks, fiscal 2013 contained 53 weeks and fiscal 2012 contained 52 weeks. For convenience, fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012 are referred to as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
The Transactions. On December 28, 2011, all of the outstanding membership interests of Holdings were acquired (“the Acquisition”) by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliated entities.

In connection with the Acquisition, NPC Holdings repaid all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities and repurchased or redeemed all then outstanding 9 1/2% Senior Subordinated Notes due 2014. The Company concurrently obtained new debt financing to consummate the Acquisition and make the related debt repayment through a combination of a term loan, a revolving credit facility and the issuance of $190.0 million of Senior Notes (the “Senior Notes”). The Acquisition and new debt financing are collectively referred to as the "Transactions".

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2014, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 55% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At December 30, 2014, 90% of our Pizza Hut units included the WingStreet product line and we expect to convert approximately 95 additional units to WingStreet over the next year. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.
The following table sets forth certain information with respect to each fiscal period:

	December 30, 2014	December 31, 2013	December 25, 2012
Pizza Hut:
Average annual revenue per restaurant(1)	$767,094	$819,881	$838,690

Number of restaurants open at the end of the period:
RBD	514	527	528
Delco	601	567	523
RR	162	169	176
Total Pizza Hut restaurants(2)	1,277	1,263	1,227

Wendy’s:
Average annual revenue per restaurant(3)	$1,377,549	$1,350,387	N/A
Number of restaurants open at the end of the period	143	91	N/A
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,262, 1,240 and 1,192 in 2014, 2013 and 2012, respectively.

(2)	Includes 1,147, 841 and 613 units offering the WingStreet product line, as of fiscal year end 2014, 2013 and 2012, respectively.

(3)
In computing the 2014 average, total net product sales for the fiscal period were divided by 116 equivalent units for our Wendy’s operations. In computing the 2013 average for our Wendy’s units, pro forma annual net product sales were divided by 88 full-year pro forma equivalent units.

Sales Change/Comparable Store Sales. The primary driver of sales growth in fiscal 2014 was the full-year sales for the 91 Wendy’s units acquired in the last half of fiscal 2013 and the 56 Wendy’s units acquired in July 2014 which were partially offset by a comparable store sales decrease of 3.7% for our Pizza Hut operations.

The following table summarizes the quarterly and annual comparable store sales results for our Pizza Hut units for fiscal years 2014, 2013 and 2012 for stores that have been operated by the Company for at least 12 months:

	Comparable Store Sales (Decline)/Growth
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
2014	(4.7)%	(5.6)%	(0.7)%	(3.5)%	(3.7)%
2013	(2.2)%	(3.7)%	(3.6)%	(5.2)%	(3.7)%
2012	5.1%	5.1%	1.3%	(4.0)%	1.9%

Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales for our Pizza Hut units has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by RSCS, the RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal 2015 through a combination of derivatives taken under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.

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
Other Restaurant Operating Expenses. Other restaurant operating expenses (“OROE”) include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, rent and depreciation (facilities and equipment), utilities, delivery expenses (for our Pizza Hut operations), supplies, repairs, insurance and other restaurant related costs.
Included within other restaurant operating expenses are royalties paid to Pizza Hut, Inc. (“PHI”). Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These Development Incentives are recorded as a reduction to other restaurant operating expenses in the year the qualifying asset is opened. The offering of Development Incentives is renewable annually at PHI’s discretion and was renewed for fiscal 2015, with modified threshold criteria. We developed or relocated 36 units, 49 units and 45 units during fiscal 2014, fiscal 2013 and fiscal 2012, respectively, qualifying us for Development Incentives of $2.9 million, $3.9 million and $3.6 million, respectively.

Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 through 2015 (the “WingStreet Incentive”). WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 281 units and 188 units during fiscal 2014 and fiscal 2013, respectively, that were eligible for the incentive and earned WingStreet Incentives of $2.8 million and $1.9 million, respectively. We currently expect to convert an additional 95 units during fiscal 2015 which will complete our WingStreet conversion program.
Royalties paid to PHI are impacted by changes in royalty rates under the Company’s existing franchise agreements. Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both fiscal 2014 and fiscal 2013 and 4.8% for fiscal 2012. For delivery units currently operating under the Company’s existing territory franchise agreements, effective January 1, 2020, royalty rates for these delivery units are scheduled to increase to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.
Our blended average Wendy’s royalty rate as a percentage of total sales was 3.9% for fiscal 2014 and 3.8% for fiscal 2013.
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
Our Pizza Hut restaurants face competition from national and regional chains, as well as independent operators, which affects pricing strategies and margins. Additionally, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. In addition to more established competitors, we also face competition from new competitors and concepts such as fast casual pizza concepts. Limited product variability within our segment can make differentiation among competitors difficult. Thus, companies in the pizza segment continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.

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
Commodity Prices
Commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging specifications instituted by PHI. The block cheese price for fiscal 2014 averaged $2.10 per pound, an increase of $0.34 or 19% versus the average price during fiscal 2013.
Based upon current market conditions, we currently expect overall commodity deflation for our Pizza Hut operations of approximately 3% to 5% and inflation for our Wendy’s units of approximately 2% to 3% (primarily beef) for 2015 as compared to fiscal 2014.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our Pizza Hut delivery sales mix increases due to changes in occasion mix or the acquisition of units, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $1.1 million in fiscal 2015. However, there are currently a number of federal and state initiatives and proposals to further increase minimum wage rates, which could be material to our operations.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in 2015. Based upon our current evaluation, the Federal Health Care Acts will have a modest impact on our direct labor expense in fiscal 2015.
Additionally, changes in federal labor laws and regulations and government agency decisions relating to union organizing rights and activities could result in portions of our workforce being subjected to greater organized labor influence, thereby potentially increasing our labor costs, and could have a material adverse effect on our business, results of operations and financial condition.
Inflation and Deflation

Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect our labor costs.
Significant changes in average gasoline prices in the regions in which we operate can have a significant impact on our delivery driver reimbursement costs. We estimate that every $0.25 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.7 million. However, as gas prices change, the impact upon our operations is somewhat mitigated for price increases by a transfer of sales from the delivery occasion to the carryout access mode, which is perceived as a higher value by consumers and benefits us with lower labor costs for the carryout transaction.
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
Long-lived Assets. We review long-lived assets related to each unit semi-annually for indicators of impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the decision to close the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Franchise Rights. Franchise rights are amortized over their useful lives using the straight-line method. We review franchise rights for indicators of impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the franchise rights may not be recoverable. If an indicator of impairment exists, the results of the designated marketing area for our Pizza Hut units or store cash flows for our Wendy’s units, that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows are developed using historical results projected over the remaining term of the agreements. The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. If we determine that a revision is necessary, then the remaining carrying amount of franchise rights would be amortized prospectively over that revised remaining useful life. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our business, results of operations and financial condition. As of December 30, 2014 we had $639.0 million in franchise rights, (see Note 5 of the Notes to Consolidated Financial Statements - Goodwill and Other Intangible Assets).
Goodwill. We have two operating segments (our Pizza Hut and Wendy’s operations) and two reporting units for purposes of evaluating goodwill for impairment. Goodwill was $294.6 million as of December 30, 2014, consisting of $290.5 million for our Pizza Hut segment and $4.1 million for our Wendy’s segment.
Goodwill primarily originated with the Acquisition. Additional goodwill was recorded in connection with the acquisition of 147 Wendy’s units in fiscal 2014 and fiscal 2013 and 36 Pizza Hut units in February 2012.
We assess goodwill, which is not subject to amortization, for impairment annually in the second quarter and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not and that the carrying amount of goodwill may not be recoverable. In accordance with ASU 2011-08, we based our goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, changes in management and key personnel, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, consumer behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment performed during the second quarter of fiscal 2014, it was concluded that it was more-likely-than-not that the fair value of the Wendy’s reporting unit was greater than its carrying value.
As a result of negative comparable store sales in our Pizza Hut operations, we performed a quantitative assessment in the second quarter and again in the fourth quarter of fiscal 2014 and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of the quantitative assessments performed during fiscal 2014, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value, although there was a significant decline in the fair value of the reporting unit when compared to the quantitative assessment performed in the second quarter of fiscal 2014. The determination of the estimated fair value of the Pizza Hut reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and continued negative comparable store sales could result in an impairment charge in fiscal 2015 or a future fiscal period. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the Pizza Hut reporting unit for reasonableness.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the allocation of the purchase price for acquisitions in fiscal 2014 and fiscal 2013.
Self-insurance Accruals. We operate with a significant self-insured retention of expected losses under our workers’ compensation, employee medical, general liability and non-owned auto programs. We purchase third party coverage for losses in excess of the normal expected levels. Liabilities for insurance reserves have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported, subject to the Company’s retentions. Provisions for losses expected under the workers’ compensation and general liability programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results. However, if actual settlements or resolutions under our insurance program are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. Our non-owned auto program can experience significant volatility due to a combination of the potential for high severity accidents and our high retention levels, causing a potential negative impact on our results of operations.
A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $3.1 million for the fiscal year ended December 30, 2014. See Note 11 - "Insurance Reserves" of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data.
Recently Issued Accounting Statements and Pronouncements
See Note 2 to the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 52 weeks ended December 30, 2014, the 53 weeks ended December 31, 2013, and the 52 weeks ended December 25, 2012:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Consolidated	Dec. 30, 2014	Dec. 31, 2013	Dec. 25, 2012 (1)
Net product sales, (in thousands)	$1,128,215	$1,042,033	$999,718
Fees and other income, (in thousands)	$51,682	$51,999	$49,205
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(3):
Cost of sales	31.2%	29.5%	28.9%
Direct labor	29.7%	28.5%	29.1%
Other restaurant operating expenses	33.2%	31.7%	31.6%

Pizza Hut
Comparable store sales(2)	(3.7)%	(3.7)%	1.9%
Net product sales, (in thousands)	$968,419	$1,016,652	$999,718
Fees and other income, (in thousands)	$51,682	$51,999	$49,205
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(3):
Cost of sales	30.8%	29.4%	28.9%
Direct labor	29.8%	28.4%	29.1%
Other restaurant operating expenses	33.9%	31.8%	31.6%

Wendy’s
Comparable store sales	N/A(2)	N/A(2)	N/A
Net product sales, (in thousands)	$159,796	$25,381	N/A
Net product sales	100%	100%	N/A
Direct restaurant costs and expenses(3):
Cost of sales	33.5%	33.1%	N/A
Direct labor	28.9%	30.0%	N/A
Other restaurant operating expenses	29.1%	29.3%	N/A

(1)	Results for the 52 weeks ended December 25, 2012 consisted of Pizza Hut operations only.

(2)
For fiscal 2014, the comparable store sales include Pizza Hut locations only as comparable store sales for our Wendy’s operations would include only the 35 Wendy’s units acquired in July 2013 and are not a meaningful representation of the sales for our Wendy’s units. The fiscal 2013 comparable store sales include Pizza Hut locations only as the Wendy’s units were acquired during 2013 and were not under our operation for 12 months.

(3)	Stated as a percentage of net product sales.

	December 30, 2014	December 31, 2013	December 25, 2012
Pizza Hut Sales by occasion:
Carryout	47%	49%	48%
Delivery	40%	37%	37%
Dine-in	13%	14%	15%

Wendy’s sales by occasion:
Pick-up window	65%	65%	N/A
Counter service	35%	35%	N/A

Activity with respect to unit count is set forth in the table below:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Consolidated	Dec. 30, 2014	Dec. 31, 2013	Dec. 25, 2012
Beginning of period	1,354	1,227	1,151
Acquired	56	92	36
Developed(1)	37	49	49
Closed(1)	(27)	(14)	(9)
End of period	1,420	1,354	1,227

Equivalent units(2)	1,378	1,259	1,192

Pizza Hut
Beginning of period	1,263	1,227	1,151
Acquired	—	1	36
Developed(1)	36	49	49
Closed(1)	(22)	(14)	(9)
End of period	1,277	1,263	1,227

Equivalent units(2)	1,262	1,240	1,192

Wendy’s
Beginning of period	91	—	N/A
Acquired	56	91	N/A
Developed(1)	1	—	N/A
Closed(1)	(5)	—	N/A
End of period	143	91	N/A

Equivalent units(2)	116	19	N/A

(1)
For the Pizza Hut operations for the 52 weeks ended December 30, 2014, the 53 weeks ended December 31, 2013 and the 52 weeks ended December 25, 2012, 15 units, seven units and three units, respectively, were relocated or rebuilt and are included in both the developed and closed totals above. For the Wendy’s operations for the 52 weeks ended December 30, 2014, one unit was relocated and is included in both the developed and closed total above.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

The 2013 results of operations for our Wendy’s restaurants were not material to the financial statements as they constituted only 2.4% of consolidated net product sales for the 53 weeks ended December 31, 2013 and 4.7% of total assets at December 31, 2013. Therefore, the comparison of results to 2013 for our Wendy’s operations has been omitted.
See “Note 14 - Condensed Consolidating Financial Statements” to the Consolidated Financial Statements.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.

Fiscal 2014 Compared to Fiscal 2013

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the 52 weeks ended December 30, 2014 compared to the 53 weeks ended December 31, 2013 were $968.4 million and $1,016.7 million, respectively, a decrease of $48.2 million or 4.7%, resulting largely from a decline in comparable store sales of 3.7% and the additional, or 53rd week last year, which we estimate constituted approximately $19.0 million of net product sales or 1.9% of prior year net product sales. This decline was partially offset by a 1.8% increase in equivalent units for the 52 weeks ended December 30, 2014 as compared to the prior year.

Fees and Other Income. Fees and other income were $51.7 million for fiscal 2014, compared to $52.0 million for the prior year, a decrease of $0.3 million or 0.6%. The decrease was due to lower customer delivery charge income due to the additional, or 53rd week last year which was partially offset by increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales was $298.0 million for fiscal 2014, compared to $298.5 million for the prior year for a decrease of $0.5 million or 0.2%. Cost of sales increased 1.4%, as a percentage of net product sales, to 30.8%, compared to 29.4% in the prior year due to increased ingredient costs, primarily cheese and meats.
Direct Labor. Pizza Hut direct labor costs for fiscal 2014 as compared to the prior year were $288.5 million and $289.0 million, respectively, a decrease of $0.5 million, or 0.2%. Direct labor costs were 29.8% of net product sales for fiscal 2014, a 1.4% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to the deleveraging effect of negative comparable store sales on fixed and semi-fixed labor costs, higher workers’ compensation expense and an increase in delivery transaction mix, which is more labor intensive.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for fiscal 2014 were $328.2 million compared to $323.1 million for the prior year, an increase of $5.1 million or 1.6%. OROE as a percentage of net product sales were 33.9% of net product sales for fiscal 2014 compared to 31.8% for the prior year, an increase of 2.1%.
Significant changes in OROE for our Pizza Hut units as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 53 weeks ended December 31, 2013	31.8%
Deleveraging of rent and occupancy costs	0.7
Depreciation expense	0.6
Advertising expense	0.4
Insurance expense	0.4
OROE as a percentage of net product sales for the 52 weeks ended December 30, 2014	33.9%
Depreciation expense included in OROE for our Pizza Hut operations was $41.0 million or 4.3% of net product sales for the 52 weeks ended December 30, 2014 compared to $38.6 million or 3.7% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Our Wendy’s net product sales for fiscal 2014 were $159.8 million.
Cost of Sales. Our Wendy’s cost of sales for fiscal 2014 was $53.5 million or 33.5% of net product sales.
Direct Labor. Our Wendy’s direct labor costs for the 52 weeks ended December 30, 2014 were $46.1 million or 28.9% of net product sales.
Other Restaurant Operating Expenses. Our Wendy’s OROE for fiscal 2014 were $46.5 million or 29.1% of net product sales. Depreciation expense included in OROE for our Wendy’s operations was $5.0 million or 3.1% of net product sales and rent expense was $10.3 million or 6.5% of net product sales for the 52 weeks ended December 30, 2014.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for fiscal 2014 were $63.2 million compared to $60.2 million for the prior year, an increase of $3.0 million or 5.0%. This increase was due to field and corporate personnel costs and credit card transaction fees directly attributable to the Wendy’s operations acquired in the last half of 2013 and July 2014. These costs were partially offset by lower incentive compensation and training expenses for the Pizza Hut operations as well as the rollover of the additional week of operations included in the prior year.
Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $20.7 million and $18.6 million for fiscal 2014 and fiscal 2013, respectively, an increase of $2.1 million largely related to franchise rights amortization for the Wendy’s units and the rollover of the additional week of operations included in the prior year.
Other. We recorded $0.8 million of net other expense for fiscal 2014 as compared to $1.2 million for the prior fiscal year. Included in this category was $0.8 million for acquisition costs for the Wendy’s restaurants for fiscal 2014 compared to $0.5 million in the prior year. Also included were facility impairment charges of $1.0 million for our Pizza Hut units for fiscal 2014 compared to $0.7 million for the prior year. Offsetting this expense for fiscal 2014 were gains on disposition of assets of $1.0 million.

Interest Expense. Interest expense was $41.1 million for fiscal 2014 compared to $42.0 million for the prior year, a decrease of $0.9 million largely due to the additional week of operations, or 53rd week in the prior year which we estimate represented interest expense of approximately $0.9 million and the decrease in our cash borrowing rate of 0.4% to 6.3% for the 52 weeks ended December 30, 2014 as compared to the prior year as a result of the refinancing completed on the term loan in the fourth quarter of 2013. Our average outstanding debt balance increased $28.3 million to $586.9 million for fiscal 2014 as compared to the prior year due to the $40.0 million incremental term loan and increased borrowings on our revolving credit facility used to fund the 56-unit Wendy’s acquisition in July 2014 which partially offset the benefit of a lower borrowing rate. Interest expense included $3.9 million and $3.5 million for amortization of deferred debt issuance costs in fiscal 2014 and 2013, respectively.

Income Taxes. For fiscal 2014, we recorded an income tax benefit of $8.4 million compared to income tax expense of $8.2 million for the prior year. The tax benefit for fiscal 2014 was primarily attributable to federal employment-related tax credits, a net book loss before taxes of $6.8 million and a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions which were partially offset by $1.1 million of tax expense related to a change in the state rate on deferred taxes. For fiscal 2013, the lower than statutory rate was primarily due to (i) tax credits, (ii) a $1.6 million favorable tax adjustment related to previously unrecognized prior year federal employment-related credits that were recognized upon extension of the credits on January 2, 2013 and (iii) other adjustments related to the filing of federal and state tax returns during the third quarter.

Net Income. Net income for fiscal 2014 was $1.7 million compared to $29.7 million for the prior year, a decrease of $28.0 million. The decrease is primarily attributable to the impact of negative comparable store sales in our Pizza Hut operations and significant increases in ingredient costs, increased insurance expense that more than offset the increase in income tax benefit and contributions from our Wendy’s operations.

Fiscal 2013 Compared to Fiscal 2012
Net Product Sales. Our Pizza Hut net product sales for the 53 weeks ended December 31, 2013 compared to the 52 weeks ended December 25, 2012 were $1,016.7 million and $999.7 million, respectively, an increase of $17.0 million or 1.7%, resulting largely from the additional, or 53rd week, which we estimate added approximately $19.0 million of net product sales in fiscal 2013 or 1.9% of prior year net product sales. This increase was partially offset by a comparable store sales decrease of 3.7% for fiscal 2013, rolling over the prior year’s comparable store sales increase of 1.9%.
Our Wendy’s net product sales for fiscal 2013 were $25.4 million.
Fees and Other Income. Fees and other income for our Pizza Hut units were $52.0 million for fiscal 2013, compared to $49.2 million for the prior year, for an increase of $2.8 million or 5.7%. The increase was due to higher customer delivery charge income largely due to customer delivery charge increases.
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
Other Restaurant Operating Expenses. OROE for fiscal 2013 were $330.6 million compared to $315.7 million for the prior year, an increase of $14.9 million or 4.7%. OROE as a percentage of net product sales were 31.7% of net product sales for fiscal 2013 compared to 31.6% for the prior year, an increase of 0.1%.
The changes in OROE expenses as a percentage of net product sales are explained as follows:

OROE as a percentage of net product sales for the 52 weeks ended December 25, 2012	31.6%
Deleveraging of rent and occupancy costs	0.4
Delivery driver insurance expense	0.2
Delivery driver reimbursement expense	0.2
Other	0.1
Depreciation	(0.3)
Restaurant manager bonuses	(0.3)
Development Incentives and WingStreet Incentives	(0.2)
OROE as a percentage of net product sales for the 53 weeks ended December 31, 2013	31.7%
Depreciation expense for store operations was $38.6 million or 3.7% of net product sales for the 53 weeks ended December 31, 2013 compared to $40.5 million or 4.1% of net product sales for the prior year.
General and Administrative Expenses. G&A expenses for fiscal 2013 were $60.2 million compared to $57.7 million for the prior year, an increase of $2.5 million or 4.3%. This increase was largely due to increased G&A costs in support of higher field personnel costs attributable the acquisition of the Wendy’s operations and increased Pizza Hut unit count, increased salaries expense and credit card fees due to the 53rd or extra week in fiscal 2013 and higher credit card transaction fees due to increased rates and increased credit card transactions. These costs were partially offset by lower incentive compensation expense.
Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $18.6 million and $17.8 million for fiscal 2013 and 2012, respectively.
Other. We recorded $1.2 million of net expense for fiscal 2013 compared to $0.2 million for fiscal 2012. Included in this category for fiscal 2013 were facility impairment charges of $0.7 million and $0.5 million for acquisition costs for the Wendy’s restaurants. Fiscal 2012 included facility impairment charges of $0.3 million and $0.6 million for costs incurred in connection with the Acquisition of the Company by Olympus on December 28, 2011 and the 36-unit Pizza Hut acquisition in February 2012. Offsetting this expense for fiscal 2012 was a gain on disposition of assets for $0.7 million.

Interest Expense. Interest expense was $42.0 million for fiscal 2013 compared to $46.7 million for the prior year, a decrease of $4.7 million due to lower interest rates resulting from refinancings of the Senior Secured Credit Facilities in the second and fourth quarters of 2012. Our average outstanding debt balance decreased $5.2 million to $558.6 million for fiscal 2013 as compared to the prior year and our cash borrowing rate decreased 0.8% to 6.7% for fiscal 2013 as compared to the prior year. Interest expense included $3.5 million and $4.1 million for amortization of deferred debt issuance costs in fiscal 2013 and 2012, respectively.

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
Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our Senior Secured Credit Facilities and Senior Notes; (2) capital expenditures, including new unit development, asset development including those for our asset refurbishment and IA’s, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $45.2 million at December 30, 2014. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At December 30, 2014, we had $90.9 million of borrowing capacity available under our revolving credit facility net of $19.1 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $30.0 million but would have no impact on our working capital.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for fiscal 2014 of $70.5 million consisted of (i) net income of $1.7 million, (ii) non-cash adjustments to net income of $63.5 million, and (iii) positive changes in assets and liabilities of $5.3 million largely due to increased accounts payable, accrued interest due to timing of interest payments and insurance reserves which were partially offset by income taxes receivable, a decrease in other deferred items and an increase in inventory.
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
Cash flows from investing activities
Cash flows used in investing activities were $97.3 million for fiscal 2014 consisting of investments in capital expenditures of $66.1 million and $56.8 million for the July 2014 acquisition of Wendy’s restaurants. These investments were partially offset by sale-leaseback proceeds of $24.2 million for 13 properties (11 of the fee-owned properties acquired in the July 2014 acquisition of Wendy’s restaurants and two formerly leased properties acquired post acquisition for $1.7 million) and $3.1 million of proceeds from the disposition of assets.
Cash flows used in investing activities were $106.4 million for fiscal 2013 consisting of investments in capital expenditures of $51.0 million and $55.9 million for the acquisition of 91 Wendy’s units, partially offset by $0.5 million of proceeds from the disposition of assets.

Cash flows used in investing activities were $491.1 million during fiscal 2012. During fiscal 2012, net cash outflows were primarily impacted by costs relating to the Transactions totaling $431.5 million. In addition, we completed the Jacksonville, Florida acquisition of 36 units for $19.4 million (including amounts paid for working capital settlement items and development fees), invested $40.5 million in capital expenditures (including approximately $0.8 million for IT equipment for the 36-unit acquisition) and received proceeds from the disposition of assets of $0.2 million.

Beginning in fiscal 2012, PHI offered Development Incentives totaling $80,000 per new unit developed, subject to certain threshold criteria. We earned $2.9 million, $3.9 million and $3.6 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively, in Development Incentives. Beginning in fiscal 2013, Pizza Hut began offering the WingStreet Incentive of $10,000 per unit converted to the WingStreet platform. During fiscal 2014 and fiscal 2013 we earned $2.8 million and $1.9 million, respectively, in WingStreet Incentives. The capital expenditure amounts above do not include the effect of these incentives.

We currently expect our capital expenditure investment to be approximately $45.0 million to $50.0 million in fiscal 2015, consisting of approximately $34.0 million in our Pizza Hut operations and $14.0 million in our Wendy’s operations.

Cash flows from financing activities
Net cash flows provided by financing activities were $18.9 million for fiscal 2014. During the second quarter of 2014, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $125.0 million term accordion feature to partially fund the acquisition of 56 Wendy’s units in July 2014. This cash inflow was partially offset by $10.9 million in post-closing payments to the former owners of Holdings relating to the Acquisition, net payments on the revolving credit facility of $7.0 million, $2.7 million of principal payments on the term loan and $0.7 million paid for debt issuance costs.
Net financing cash inflows were $3.2 million for fiscal 2013 due to borrowings under the revolving credit facility of $7.0 million which were reduced by $2.8 million for post-closing payments to the former owners of Holdings relating to the Acquisition and debt issuance costs of $1.0 million. Net financing cash inflows were $367.8 million for fiscal 2012. For fiscal 2012 cash inflows consisted primarily of $800.4 million of debt and equity proceeds obtained to finance the Transactions, which were reduced by repayment of predecessor entity debt of $372.7 million, debt issuance costs of $34.6 million and $18.7 million of expenses related to the Transactions. Additionally, we made $6.9 million in principal payments on the Term Loan and had other net financing cash inflows of $0.4 million.

As a result of the Transactions, our debt structure consists of the following sources of financing:

•
Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were entered into as part of the Transactions on December 28, 2011 and consisted of a $100.0 million Revolving Facility and a $375.0 million Term Loan.

The principal amount of the Term Loan amortizes in equal quarterly installments of $1,039,541 with the balance payable at maturity. In conjunction with the November 2012 refinancing we made a $5.0 million voluntary prepayment which eliminated the quarterly principal payments for fiscal 2013 and a portion of the first quarter payment for 2014. The installments started again in the second quarter of fiscal 2014. The Term Loan is secured by substantially all of our assets and is due December 28, 2018.

Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined), plus in each case an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $19.1 million were issued for self-insured risks at December 30, 2014. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2017.

2014 - On June 19, 2014, the Company issued $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing term loan. This borrowing reduced the Company’s remaining available term loan accordion capacity to $85.0 million. The proceeds were used to fund the July 2014 acquisition of 56 Wendy’s units. As of December 30, 2014, the interest rate on the Revolving Facility was the prevailing LIBOR rate plus a spread of 3.25% or the base rate (as defined) plus a spread of 2.25%, for a weighted average interest rate of 3.42% per annum at December 30, 2014. As of December 30, 2014, the Term Loan had a combined interest rate of 4.00% per annum.

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

•
Senior Notes. The Senior Notes bear interest at the rate of 10.50% payable semi-annually in arrears on January 15 and July 15 until maturity of the Senior Notes on January 15, 2020. These Senior Notes are unsecured. The Senior Notes may be redeemed at any time prior to January 15, 2016 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus a premium equal to the greater of (i) 1.0% of such amount or (ii) the excess of the present value of the redemption price payable for redemption as of January 15, 2016 and the interest payments through such date over the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest as of the date of redemption. Effective January 15, 2016, these Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

Based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year end, each of which is defined in the credit agreement governing the Term Loan, we may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We will not be required to make a mandatory pre-payment in 2015 based on our fiscal 2014 results.

The financial covenants in our credit agreement for our Senior Secured Credit Facilities, and our ratios under the financial covenants as of December 30, 2014 were as follows:

			Covenant Requirement
	Actual		2014	2015	2016	2017
Maximum leverage ratio	5.07x	Not more than	5.75x	5.50x	5.00x	4.75x
Minimum interest coverage ratio	1.76x	Not less than	1.35x	1.35x	1.40x	1.40x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA (for the four fiscal quarters); “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed by the Company with the Securities and Exchange Commission (“SEC”) on April 3, 2012 as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No 333-180524). The calculation of Consolidated Debt for Borrowed Money includes a reduction for cash on hand in excess of $3.0 million, with such reduction not to exceed $50.0 million. The registration statement is available under the filings of NPC on the SEC EDGAR system. The Credit Agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.

As of December 30, 2014, we were in compliance with the maximum leverage ratio and the minimum interest coverage ratio. Based on our current operations and our internal financial forecasts, we believe we will be in compliance with these financial covenants in fiscal 2015 and fiscal 2016. However, the degree of cushion in meeting the maximum leverage ratio may be narrower than in fiscal 2014 and will be dependent on, among other things, Pizza Hut and Wendy’s brand performance, our operating cash flows, volatility in commodity prices for meat and cheese, and economic conditions.

In the event that our future results of operations are significantly less than forecast and our mitigating actions are insufficient to prevent a breach of the maximum leverage ratio covenant, such a breach would constitute an event of default under the Credit Agreement for the Senior Secured Credit Facilities, and the lenders may provide notice to us that they are exercising their remedies. These remedies include canceling the commitment to lend to us and accelerating the repayment of principal, interest and other amounts payable under the Senior Secured Credit Facilities to be immediately due and payable, which would cause a default under the Senior Notes. We would have options to obtain and manage cash resources that would include seeking a new credit facility, selling equity or debt securities, reducing expenses and capital expenditures, or selling assets.

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 30, 2014, we had $90.9 million of borrowing capacity available under our Revolving Facility net of $19.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.

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

	52 Weeks Ended Dec. 30, 2014	53 Weeks Ended Dec. 31, 2013	52 Weeks Ended Dec. 25, 2012
Net income	$1,672	$29,742	$15,020
Adjustments:
Interest expense	41,101	42,016	46,691
Income tax (benefit) expense	(8,446)	8,167	2,287
Depreciation and amortization	65,407	55,560	56,309
Pre-opening expenses and other	1,622	2,224	919
Loss on extinguishment of debt	—	—	14,227
Transaction expenses	828	363	605
Development and WingStreet Incentives	(5,710)	(5,800)	(3,600)
Non-GAAP adjusted EBITDA	$96,474	$132,272	$132,458

(1) The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses and certain other items of a non-operational nature less Development and WingStreet Incentives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Contractual Obligations and Off Balance Sheet Arrangements
The following table discloses aggregate information about our contractual cash obligations as of December 30, 2014 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$595.4	$4.2	$8.3	$392.9	$190.0	$—
Operating leases(1)	497.4	61.5	102.8	77.8	255.3	—
Interest payments	182.5	37.3	74.0	56.9	14.3	—
Facility upgrades(2)	57.7	12.5	31.8	8.6	4.8	—
Unrecognized tax benefits(3)	1.0	—	—	—	—	1.0
Purchase and other obligations(4)	4.1	3.8	0.3	—	—	—
	$1,338.1	$119.3	$217.2	$536.2	$464.4	$1.0
_____________________

(1)	Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.8 million under operating leases due in the future under non-cancelable subleases.

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
Based on current unit counts for both Pizza Hut and Wendy’s, we expect to incur between $18.4 million and $20.4 million in annual capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.
Certain members of management purchased common stock of NPC Holdings for $4.2 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal 2014, the common stock held by management has a combined value of approximately $0.3 million to $4.2 million.
We have not included other long-term liabilities related to self-insurance reserves in the contractual obligations table, as they do not represent cash requirements arising from contractual payment obligations. While self-insurance reserves represent an estimate of our future obligation and not a contractual payment obligation, we have disclosed our self insurance reserves in Note 11 - "Insurance Reserves" of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."
Letters of Credit. As of December 30, 2014, we had letters of credit, in the amount of $19.1 million, issued under our existing credit facility in support of self-insured risks.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of December 30, 2014, we had $405.4 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.1 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.00% as of December 30, 2014 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.00% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
Commodity Prices. Commodity prices can vary significantly. The price of commodities can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our cost of sales. We are a member of RSCS, and participate in cheese hedging programs for our Pizza Hut operations that are directed by RSCS to help reduce the volatility of this commodity from period-to-period. Based on information provided by RSCS, RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of RSCS.
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $9.1 million for the 52 weeks ended December 30, 2014 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $6.7 million for the 52 weeks ended December 30, 2014.

Item 8.	Financial Statements and Supplementary Data.
NPC RESTAURANT HOLDINGS, LLC
YEARS ENDED DECEMBER 30, 2014, DECEMBER 31, 2013 AND DECEMBER 25, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of NPC Restaurant Holdings, LLC

We have audited the accompanying consolidated balance sheet of NPC Restaurant Holdings, LLC and subsidiaries as of December 30, 2014, and the related consolidated statements of income, equity, and cash flows for the year ended December 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and subsidiaries as of December 30, 2014, and the results of their operations and their cash flows for the year ended December 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
March 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of NPC Restaurant Holdings, LLC

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, equity, and cash flows for each of the two years in the periods ended December 31, 2013 present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and its subsidiaries at December 31, 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 7, 2014

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,063	$20,035
Accounts and other receivables	10,475	10,580
Inventories	10,591	8,255
Prepaid expenses and other current assets	7,565	6,579
Assets held for sale	5,571	760
Deferred income taxes	13,039	10,895
Income taxes receivable	2,606	—
Total current assets	61,910	57,104
Facilities and equipment, less accumulated depreciation of $118,984 and $75,895, respectively	198,122	169,950
Franchise rights, less accumulated amortization of $49,650 and $31,629, respectively	639,045	640,151
Goodwill	294,626	292,623
Other assets, net	42,652	45,284
Total assets	$1,236,355	$1,205,112
Liabilities and member’s equity
Current liabilities:
Accounts payable	$34,844	$30,335
Accrued liabilities	43,397	50,499
Accrued interest	13,065	9,641
Income taxes payable	—	557
Current portion of insurance reserves	11,677	10,598
Current portion of debt	4,158	3,438
Total current liabilities	107,141	105,068
Long-term debt	591,263	561,687
Other deferred items	41,229	42,681
Insurance reserves	18,974	16,008
Deferred income taxes	210,723	214,455
Total long-term liabilities	862,189	834,831
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of December 30, 2014 and December 31, 2013)	—	—
Member’s capital	267,025	265,213
Total member’s equity	267,025	265,213
Total liabilities and member’s equity	$1,236,355	$1,205,112
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Sales:
Net product sales	$1,128,215	$1,042,033	$999,718
Fees and other income	51,682	51,999	49,205
Total sales	1,179,897	1,094,032	1,048,923
Costs and expenses:
Cost of sales	351,504	306,909	288,706
Direct labor	334,670	296,663	290,639
Other restaurant operating expenses	374,680	330,572	315,664
General and administrative expenses	63,213	60,224	57,741
Corporate depreciation and amortization of intangibles	20,729	18,588	17,796
Other	774	1,151	152
Total costs and expenses	1,145,570	1,014,107	970,698
Operating income	34,327	79,925	78,225
Other expense:
Interest expense	41,101	42,016	46,691
Loss on debt extinguishment	—	—	14,227
(Loss) income before income taxes	(6,774)	37,909	17,307
Income tax (benefit) expense	(8,446)	8,167	2,287
Net income	$1,672	$29,742	$15,020
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Total member’s equity
Predecessor Balance at December 27, 2011	$198,210
Successor Company
Purchase accounting adjustments	(198,210)
Issuance of membership interests, net of Sponsor transaction fee	227,820
Acquirer costs, net of tax	(7,369)
Successor Balance December 28, 2011	220,451
Net income	15,020
Balance at December 25, 2012	235,471
Net income	29,742
Balance at December 31, 2013	265,213
Net income	1,672
Issuance of membership interests, net	140
Balance at December 30, 2014	$267,025
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Operating activities
Net income	$1,672	$29,742	$15,020
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,407	55,560	56,309
Amortization of debt issuance costs	3,896	3,458	4,057
Deferred income taxes	(5,876)	2,715	2,796
Loss on debt extinguishment	—	—	14,227
Debt extinguishment penalty	—	—	(3,686)
Other	105	870	(307)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	227	2,180	(2,602)
Inventories	(1,887)	(330)	182
Prepaid expenses and other current assets	(802)	(1,691)	(926)
Accounts payable	4,509	7,125	(1,421)
Income taxes	(3,163)	2,972	(1,813)
Accrued interest	3,424	(915)	10,556
Accrued liabilities	1,576	(2,743)	(7,750)
Accrued predecessor transaction costs and interest	—	(176)	(16,087)
Insurance reserves	4,045	482	2,465
Other deferred items	(2,360)	(1,463)	(679)
Other assets	(295)	(22)	77
Net cash provided by operating activities	70,478	97,764	70,418
Investing activities
Capital expenditures	(66,067)	(51,031)	(40,464)
Purchase of the stock of the Company	—	—	(431,540)
Acquisition of Wendy’s business, net of cash acquired	(56,841)	(55,922)	—
Acquisition of Pizza Hut business, net of cash acquired	—	—	(19,371)
Proceeds from sale-leaseback transactions	24,182	—	—
Purchase of assets for sale-leaseback	(1,736)	—	—
Proceeds from disposition of assets	3,144	545	240
Net cash used in investing activities	(97,318)	(106,408)	(491,135)
Financing activities
Borrowings under revolving credit facility	184,250	7,000	14,900
Payments under revolving credit facility	(191,250)	—	(14,900)
Payments on term bank facilities	(2,704)	—	(6,875)
Retirement of predecessor entity debt	—	—	(372,700)
Proceeds from equity contributions, net of costs of $18,735	—	—	216,635
Issuance of debt	40,000	—	565,000
Debt issue costs	(693)	(967)	(34,614)
Payment of accrued purchase price to sellers	(10,875)	(2,847)	—

Other	140	—	370
Net cash provided by financing activities	18,868	3,186	367,816
Net change in cash and cash equivalents	(7,972)	(5,458)	(52,901)
Beginning cash and cash equivalents	20,035	25,493	78,394
Ending cash and cash equivalents	$12,063	$20,035	$25,493
Supplemental disclosures of cash flow information:
Net cash paid for interest	$33,621	$39,315	$32,078
Net cash paid for income taxes	$3,516	$3,111	$1,981
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

Pizza Hut operations. NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 30, 2014 operated 1,277 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. At the end of fiscal 2014, the Company’s operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain markets.
Wendy’s operations. As of December 30, 2014, the Company operated 143 Wendy’s units in five states. Between July 2013 and December 2013, the Company acquired a total of 91 Wendy’s units in three separate transactions. Effective July 14, 2014 the Company acquired an additional 56 Wendy’s units primarily located in North Carolina. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Kansas City, Salt Lake City and Greensboro-Winston Salem metropolitan areas.

Note 2 – Summary of Significant Accounting Policies

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
Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal years ended December 30, 2014 and December 25, 2012 each contained 52 weeks, while the fiscal year ended December 31, 2013 contained 53 weeks. For convenience, fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012 are referred to as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
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
Cash Equivalents. Cash and cash equivalents of the Company are comprised of demand deposits with banks and short-term cash investments with maturities of three months or less from the date of purchase by the Company. The Company has outstanding checks that are written in excess of the cash balances at its bank that create a book overdraft, which the Company records as a liability.
Inventories. Inventories of food and supplies are carried at the lower of cost (first-in, first-out method) or market.
Revenue Recognition. The Company recognizes revenue when products are delivered to the customer or meals are served. The Company presents sales in the Consolidated Statements of Income net of sales taxes.

Facilities and Equipment. Facilities and equipment are recorded at either cost or fair value as a result of the December 28, 2011 acquisition of Holdings by NPC Holdings (the “Acquisition”), and subsequent acquisitions. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated economic life of the improvements or the term of the lease.

The Company reviews long-lived assets related to each unit semi-annually in the second and fourth quarters for indicators of impairment and at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value and the carrying amount of a unit’s leasehold improvements may not be recoverable. Based on the best information available, impaired leasehold improvements are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the closure of the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Business Combinations. In accordance with accounting guidance for business combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Acquisition-related costs for potential and completed acquisitions are expensed, as incurred, and are included in “Other” in the Company’s Consolidated Statements of Income.

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
Franchise Agreements. Effective January 1, 2003, the Company began operating under new franchise agreements with Pizza Hut, Inc. (“PHI”). Certain of the franchise agreements contain perpetual 20-year renewal terms subject to certain criteria. The amortization of all PHI franchise rights concludes at the end of the initial 30-year term plus one 20-year renewal term (or December 31, 2052).
Effective December 2008 for Pizza Hut units acquired December 2008 and after, the Company operates under franchise agreements with PHI with an initial term expiring on December 31, 2032, with 20-year renewal terms subject to certain criteria.
On July 22, 2013, the Company began operating Wendy’s units in accordance with franchise agreements with Wendy’s International, LLC that are for specific locations. Each franchise agreement begins at the date of the acquisition and continues for the lesser of the underlying lease or 20 years. The agreements also include one 10 year renewal. The amortization of all Wendy’s franchise rights concludes at the initial term of the franchise agreement or the initial term plus one 10-year renewal if the renewal period is within the non-cancelable term of the underlying lease.
Royalty expense was included in other restaurant operating expenses and totaled $56.3 million for fiscal 2014 (4.8% of total sales), $53.0 million for fiscal 2013 (4.8% of total sales), and $50.5 million for fiscal 2012 (4.8% of total sales).
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
Accounting for Goodwill. The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.  In accordance with ASU 2011-08, the Company based its goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, changes in management and key personnel, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, consumer behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment performed during the second quarter of fiscal 2014, it was concluded that it was more-likely-than-not that the fair value of the Wendy’s reporting unit was greater than its carrying value.
As a result of negative comparable store sales in its Pizza Hut operations, the Company performed a quantitative assessment in the second quarter and again in the fourth quarter of fiscal 2014 and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of the quantitative assessments performed during fiscal 2014, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value, although there was a significant decline in the fair value of the reporting unit when compared to the quantitative assessment performed in the second quarter of fiscal 2014. The determination of the estimated fair value of the Pizza Hut reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and continued negative comparable store sales could result in an impairment charge in fiscal 2015 or a future fiscal period. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the Pizza Hut reporting unit for reasonableness.
Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers and vending receipts and other fee income.
Advertising Costs. Advertising costs are expensed as incurred and are included in other restaurant operating expenses in the consolidated financial statements. The total amounts charged to advertising expense were $64.4 million, $58.0 million and $56.0 million for fiscal 2014, 2013 and 2012, respectively.
Pre-opening Expenses. Costs associated with the opening of new units and WingStreet unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $0.7 million, $0.9 million and $1.0 million for fiscal 2014, 2013 and 2012, respectively.
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
Income Taxes. Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely-than-not that the related asset will not be fully realized.
Certain tax authorities periodically audit the Company. Reserve balances have been established for potential exposures when it is more likely-than-not that a taxing authority may take a sustainable position on a matter contrary to the Company’s filed position. The Company evaluates these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements that may impact its ultimate payment for such exposures.

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding, which approximates amounts expected to be amortized using the effective interest method. Effective December 28, 2011, in connection with the Acquisition and related new debt financing (collectively, the “Transactions”), Parent repaid or caused to be repaid, on behalf of NPC, all of the outstanding borrowings of NPC under its then-existing senior secured credit facilities which consisted of a term loan and a $75.0 million revolving credit facility and its then-outstanding Senior Subordinated Notes due 2014. This was within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 470-50, Debt - Modifications and Extinguishments. In accordance with that guidance, the remaining unamortized loan costs of approximately $3.7 million from the previous credit facility and notes were written off during the fiscal year ended December 25, 2012 as a purchase accounting adjustment.
In connection with the Transactions on December 28, 2011, the Company entered into the Senior Secured Credit Facilities, consisting of a $375.0 million Term Loan, and a $100.0 million Revolving Facility, and issued $190.0 million of Senior Notes. The Transactions resulted in debt issuance costs. On June 19, 2014, the Company issued $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing Term Loan. The Company paid $0.7 million for transaction costs which were capitalized to debt issuance costs and will be amortized over the term of the related debt.  Amortization of $3.9 million and $3.5 million was charged to interest expense during fiscal 2014 and fiscal 2013, respectively, related to these costs. Additionally, the Company had unamortized debt issuance costs of $14.5 million at December 30, 2014 included in Other Assets, net on the Company’s Consolidated Balance Sheet.
Stock Based Compensation. In connection with the Acquisition, the Parent established a new stock option plan (the “Plan”) which governs, among other things, the grant of options with respect to the common stock of the Parent.
Under the Plan, options may be granted with respect to a maximum of 271,784 shares of common stock of the Parent subject to adjustment under certain circumstances. During fiscal 2014, the Plan was adjusted to incorporate options to be available for performance of the Company’s Wendy’s operations. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Parent. Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”); 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”); and 1% of the options issued under the Plan have no vesting period and are fully exercisable at the date of grant (“Series 3”). In each case for options subject to vesting, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed.

Recent Accounting Pronouncements. Effective January 1, 2014, the Company adopted, on a prospective basis, Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes, issued by the FASB, related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

Note 3 – Acquisitions and Purchase Accounting
2014 Acquisition
Effective July 14, 2014, NPCQB completed the acquisition of 56 Wendy’s restaurants, including 20 fee-owned properties, from a Wendy’s franchisee for $56.8 million, including an adjustment for working capital. This acquisition was funded with $40.0 million of incremental term loan borrowings, borrowings from the Company’s revolving credit facility and cash on hand. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are located in North Carolina and Virginia. In contemplation of the acquisition, the Company identified eight fee-owned units that it plans to sell within the next 12 months and cease operations as a Wendy’s restaurant. These properties were recorded as assets held for sale.
The acquisition was accounted for using the purchase method of accounting. As a result of this acquisition, purchase accounting adjustments were made to the underlying assets based upon the valuation. These estimates of fair value are preliminary, and are therefore subject to further refinement. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Assets held for sale	$5,121
Facilities and equipment	32,511
Franchise rights	16,570
Goodwill	1,998
Favorable leases	873
Other	(232)
Total purchase price	$56,841

All of the goodwill recognized will be deductible for income tax purposes. The weighted average amortization period assigned to the acquired franchise rights was approximately 16 years.
Subsequent to the closing, the Company sold 13 fee-owned properties (11 of the fee-owned properties acquired in the acquisition and two formerly leased properties acquired post acquisition for $1.7 million) for $24.2 million and leased them back over an initial lease term of 20 years with four five-year renewal options.
Pro Forma Impact of 2014 Wendy’s Acquisition
The pro forma impact of the 2014 Wendy’s asset acquisition on the results of operations is included in the below table for periods prior to the acquisition date in which the acquisition was not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had this acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	unaudited, (in thousands)
	52 Weeks Ended	53 Weeks Ended
	December 30, 2014	December 31, 2013
Total sales	$1,220,597	$1,170,607
Net income	$2,493	$31,069
The Consolidated Statement of Income for the 52 weeks ended December 30, 2014 included total sales of $36.5 million related to the Wendy’s units acquired during 2014. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis. The Company paid direct acquisition-

related costs of $0.8 million which were included in “Other” in the Company’s Consolidated Statements of Income for the 52-weeks ended December 30, 2014.
2013 Acquisitions
On July 22, 2013, NPCQB, completed the acquisition of 22 Wendy’s restaurants from the Wendy’s Company for $10.4 million, including initial franchise fees and amounts for working capital. NPCQB subsequently acquired two additional restaurants under development by the Wendy’s Company during the fourth quarter for approximately $3.2 million, thereby increasing the number of restaurants acquired to 24.
On July 29, 2013, NPCQB completed the acquisition of 13 Wendy’s restaurants from a Wendy’s franchisee, Value Foods Company, LLC, for $11.1 million, including amounts for working capital. These acquisitions were funded with cash on hand. All of the acquired restaurants are located in and around the Kansas City metropolitan area.
On December 9, 2013, NPCQB completed the acquisition of 54 Wendy’s restaurants from the Wendy’s Company for $31.2 million, including initial franchise fees and amounts for working capital. Included in this acquisition was one unit under development by the Wendy’s Company which opened on December 27, 2013. These acquisitions were funded with cash on hand plus borrowings under the Company’s revolving credit facility.
As a result of these asset acquisitions, purchase accounting adjustments were made to the underlying assets based upon the appraisals associated with the valuation of certain assets. The purchase price, net of cash acquired, was allocated as follows (in thousands):

Receivable from Wendy’s	$1,200
Facilities and equipment	17,906
Franchise rights	32,786
Goodwill	2,121
Favorable (unfavorable) leases, net	470
Other	1,439
Total purchase price	$55,922

All of the goodwill recognized for these acquisitions will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2013 was approximately 18 years.

Note 4 –Facilities and Equipment
Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 30, 2014	December 31, 2013
Land		$5,474	$5,218
Buildings and leasehold/land improvements	5-40 years	121,854	96,658
Furniture and equipment	3-10 years	181,114	134,444
Construction in progress		8,664	9,525
		317,106	245,845
Less accumulated depreciation		(118,984)	(75,895)
Net facilities and equipment		$198,122	$169,950
Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $48.1 million, $40.1 million and $41.8 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Note 5 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance at December 25, 2012	$290,502
Acquisition of Wendy’s business	2,121
Balance December 31, 2013	292,623
Acquisition of Wendy’s business	2,003
Balance December 30, 2014	$294,626
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights, Pizza Hut operations	41
Franchise rights, Wendy’s operations	17
Favorable leasehold interests	15
Unfavorable leasehold interests	9
Intangible assets subject to amortization are summarized below (in thousands):

	December 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,695	$(49,650)	$639,045
Favorable leasehold interests	14,479	(3,679)	10,800
Unfavorable leasehold interests	(17,417)	6,447	(10,970)
	$685,757	$(46,882)	$638,875

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$671,780	$(31,629)	$640,151
Favorable leasehold interests	13,937	(2,616)	11,321
Unfavorable leasehold interests	(18,107)	5,026	(13,081)
	$667,610	$(29,219)	$638,391
Amortization expense on intangible assets was $17.3 million for fiscal 2014, $15.1 million for fiscal 2013 and $14.1 million for fiscal 2012.
Annual amortization during the next five fiscal years is expected to be as follows: $17.7 million for fiscal 2015; $17.7 million for fiscal 2016; $17.9 million for fiscal 2017; $18.0 million for fiscal 2018 and $18.2 million for fiscal 2019.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 30, 2014	December 31, 2013
Payroll and vacation	$16,535	$16,634
Accrued purchase price due to sellers	—	10,895
Sales tax payable	4,978	6,379
Other	21,884	16,591
	$43,397	$50,499
Note 7 – Debt

The Company’s debt consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Term Loan	$405,421	$368,125
Senior Notes	190,000	190,000
Revolving Facility(1)	—	7,000
	595,421	565,125
Less current portion	4,158	3,438
	$591,263	$561,687

(1)
At December 30, 2014, the Company had $90.9 million of borrowing capacity available under its Revolving Facility, net of $19.1 million of outstanding letters of credit. At December 31, 2013, the Company had $84.7 million of borrowing capacity available under its Revolving Facility, net of $18.3 million of outstanding letters of credit and borrowings of $7.0 million.

Maturities of long-term debt are as follows (in thousands):

Fiscal years:
2015	$4,158
2016	4,158
2017	4,158
2018	4,158
2019	388,789
Thereafter	190,000
$595,421

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
The principal amount of the Term Loan amortizes in equal quarterly installments of $1.0 million with the balance payable at maturity. These quarterly installments may be reduced as a result of any voluntary or required prepayments made by the Company, with any such reductions applied in accordance with the terms of the credit agreement for the Senior Secured Credit Facilities. Prior to the November 21, 2012 refinancing, the Company made a voluntary prepayment of $5.0 million on the Term Loan which eliminated the quarterly principal payment for fiscal 2013 and a portion of the first quarter payment for 2014. The Term Loan note is secured by substantially all of the Company’s assets and is due December 28, 2018.
Availability under the Revolving Facility is reduced by letters of credit, of which $19.1 million were issued at December 30, 2014. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due December 28, 2017.
On June 19, 2014, the Company issued $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing Term Loan. This borrowing reduced the Company’s remaining available term loan accordion capacity to $85.0 million. The Company paid $0.7 million for transaction costs which were capitalized to debt issuance costs and will be amortized over the term of the related debt. The proceeds were used to partially fund the July 2014 acquisition of 56 Wendy’s units.
On December 16, 2013, the Company refinanced its Senior Secured Credit Facilities lowering the spread over LIBOR by 0.25% to 3.00% on the Term Loan and reducing the Term Loan LIBOR floor by 0.25% to 1.00%, which resulted in a combined interest rate of 4.00% per annum at December 30, 2014 and December 31, 2013. The refinancing also lowered the spread for LIBOR or base rate loans by 0.25% on the Revolving Facility.  At December 30, 2014, the interest rate on the Revolving Facility was the prevailing LIBOR rate plus the margin of 3.25% or the base rate (as defined) plus the margin of 2.25%. The weighted average interest rate was 3.42% and 3.17% per annum at December 30, 2014 and December 31, 2013, respectively. Additionally, the refinancing also increased the capacity on the Revolving Facility by $10.0 million to $110.0 million and eliminated the annual limitation on the capital expenditures covenant, although all other existing covenants remain in place. The Company paid transaction related expenses of approximately $0.9 million to effectuate the latest refinancing. Based on the terms of this transaction, $0.8 million of these costs were capitalized as debt issuance costs and will be amortized over the term of the related debt and the remaining $0.1 million was recorded as debt issuance expense.
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

The Senior Notes bear interest at the rate of 10.50% payable semi-annually in arrears on January 15 and July 15 until maturity of the Notes on January 15, 2020. These Senior Notes are unsecured. The Senior Notes may be redeemed at any time prior to January 15, 2016 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus a premium equal to the greater of (i) 1.00% of such amount or (ii) the excess of the present value of the redemption price payable for redemption as of January 15, 2016 and the interest payments through such date over the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest as of the date of redemption. Effective January 15, 2016, these Senior Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.
The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 30, 2014, the Company was in compliance with all of its debt covenants.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at the fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company will not be required to make a mandatory pre-payment in 2015 based on its 2014 results.
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
The following tables summarize the carrying amounts and fair values of certain assets at December 30, 2014 and December 31, 2013, (in thousands):

	December 30, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,053	$6,678	$3,375	$—
Fixed income(1)	5,355	1,542	3,813	—
Money market fund(2)	7,602	—	7,602	—

	December 31, 2013
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,015	$5,778	$3,237	$—
Fixed income(1)	4,909	1,409	3,500	—
Money market fund(2)	13,948	—	13,948	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At December 30, 2014 and December 31, 2013, $0.5 million and $0.6 million, respectively, related to the Deferred Compensation Plan and POWR Plan, were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	December 30, 2014	December 31, 2013
Term Loan	$391,231	$372,285
Senior Notes	196,650	220,400
Revolving Facility	—	$7,000
	$587,881	$599,685
Carrying value	$595,421	$565,125
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
Note 9 – Income Taxes
The (benefit) provision for income taxes for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012 consisted of the following (in thousands):

	December 30, 2014	December 31, 2013	December 25, 2012
Current:
Federal	$(3,068)	$3,626	$(597)
State	498	1,826	88
Deferred:
Federal	(6,503)	2,408	2,179
State	627	307	617
Income tax (benefit) expense	$(8,446)	$8,167	$2,287
Items of reconciliation to the statutory rate:

	December 30, 2014	December 31, 2013	December 25, 2012
Tax computed at U.S. federal statutory rate	$(2,371)	$13,268	$6,058
State and local income taxes (net of federal benefit)	(179)	1,483	675
Tax credits	(5,772)	(5,465)	(3,303)
Charitable contributions	(475)	(569)	(827)
Change in deferred rate	1,130	—	—
Uncertain tax positions released	(755)	(404)	(444)
Other	(24)	(146)	128
Income tax expense (benefit)	$(8,446)	$8,167	$2,287

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2014	December 31, 2013
Assets:
General business credit carryforwards	$16,236	$9,118
Insurance reserves	10,511	9,093
Profit sharing and vacation	8,423	8,072
Unfavorable leasehold interests	3,520	4,241
Deferred rent	3,035	2,524
Other	1,894	3,653
Total deferred tax assets	43,619	36,701
Liabilities:
Depreciation and amortization	(233,147)	(230,322)
Debt refinancing	(2,879)	(3,556)
Favorable leasehold interests	(3,331)	(3,434)
Other	(1,946)	(2,949)
Total deferred tax liabilities	(241,303)	(240,261)
Net deferred tax liability	$(197,684)	$(203,560)

Current asset	$13,039	$10,895
Non-current liability	$(210,723)	$(214,455)
In assessing the realizability of deferred tax assets including general business credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 30, 2014 and December 31, 2013.
The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company allocates taxes between it and the parent company utilizing the separate return method.

At December 30, 2014, the liability for uncertain tax positions was $2.8 million and includes $0.3 million for interest and penalties. Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Income. The Company recorded a deferred tax asset related to total state tax exposures of $0.1 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

	December 30, 2014	December 31, 2013	December 25, 2012
Beginning balance	$3,977	$4,607	$9,527
Purchase accounting adjustments	—	—	(6,682)
Additions based on tax positions related to the current year	—	—	2,439
Lapse of applicable statute of limitations	—	(743)	(895)
Additional interest / penalties accrued	143	113	218
Adjustments to prior year positions	(1,325)	—	—
Ending balance	$2,795	$3,977	$4,607

The net impact on the effective tax rate from the release of the unrecognized tax benefits would be $0.2 million including consideration of the indirect tax benefits established with regard to such reserves. The Company has a liability established with regard to uncertain areas of tax law that could be released in the next 12 months, to the extent the statute of limitations with regard to this item expires.
The Company files income tax returns in the U.S. and various state jurisdictions. As of December 30, 2014, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2011-2013 tax years. The Company is also subject to examination in various state jurisdictions for the 2007-2013 tax years, none of which was individually material.
At December 30, 2014, the Company had U.S. general business credit carryforwards of $18.1 million which if not used, begin to expire in 2032.
Note 10 – Commitments and Contingencies
The Company leases certain restaurant equipment and buildings under operating leases. Future minimum lease payments, including non-operating assets, at December 30, 2014 consisted of the following (in thousands):

Fiscal year
2015	$61,512
2016	55,437
2017	47,384
2018	42,505
2019	35,326
Thereafter	255,231
Total minimum lease commitments(1)	$497,395
_____________________
(1) Minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.8 million.
The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Minimum rents	$64,273	$52,113	$51,360
Contingent rents	1,003	1,290	1,285
	$65,276	$53,403	$52,645
Effective August 1, 2014, PHI approved the Brand Builder Program which eliminated currently required Major Asset Actions (“MAA’s”), (defined as a rebuild, relocate, or remodel) as required under the Company’s PHI 2003 territory franchise agreements. In return, PHI is requiring that specifically identified assets be brought up to brand standard or “re-imaged”. The Company expects to incur capital expenditures of approximately $24.0 million through December 2017 to meet these requirements. As part of the location franchise agreements entered into as a result of the various acquisitions of Pizza Hut units from PHI, the Company is required to complete certain MAA’s, extending through February 2022 and expects to incur approximately $7.2 million to meet these requirements.
In conjunction with the acquisition of Wendy’s units, NPCQB is required to complete certain agreed upon improvements to the facilities. During fiscal 2014, NPCQB completed required improvements of approximately $2.8 million for the Kansas City area acquisitions. The Wendy’s Company agreed to reimburse the Company for up to $1.2 million of such amounts incurred. This amount has been included as a receivable on the balance sheet. NPCQB estimates the remaining cost of such improvements to the Salt Lake City and North Carolina acquisition units to be approximately $0.8 million and $2.4 million, respectively. Additionally, NPCQB is required to complete Image Activations (“IA’s”), (defined as a refresh, remodel or scrape and rebuild) at 35 of the Wendy’s units acquired during 2013 and 2014 and expects to incur approximately $21.0 million by December 31, 2018. In addition to the IA’s, NPCQB is required to complete refresh asset actions at nine of the North Carolina acquisition units by December 31, 2021 for approximately $2.3 million.
Certain members of management purchased common stock of NPC Holdings for $4.2 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal 2014, the common stock held by management has a combined value of approximately $0.3 million to $4.2 million.
Upon completion of the Acquisition in 2012, the Company entered into an advisory agreement with Olympus. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. See Note 13 - Related Party Transactions.
Note 11 – Insurance Reserves

The Company recorded estimated liabilities for claims loss reserves of $30.7 million and $26.6 million at December 30, 2014 and December 31, 2013, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $9.1 million and $8.9 million at December 30, 2014 and December 31, 2013, respectively.
Note 12 – Stock-based Compensation and Employee Benefit Plans
In connection with the Acquisition, the Parent established the “Plan,” which governs, among other things, the grant of options with respect to the common stock of the Parent. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Parent; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Parent as well as the Company.
The following table summarizes stock option activity under the Plan during the 52 weeks ended December 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	249,019	$146
Granted	22,765	143
Exercised	—	—
Forfeited or expired	(9,936)	145
Outstanding at December 30, 2014	261,848	$153	7.2
Exercisable at December 30, 2014	97,777	$129	7.1
Under the Plan, options may be granted with respect to a maximum of 271,784 shares of common stock of the Parent, and was recently adjusted to incorporate options to be available for performance of the Company’s Wendy’s operations. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Parent. Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”); 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”); and 1% of the options issued under the Plan have no vesting period and are fully exercisable at the date of grant (“Series 3”). In each case for options subject to vesting, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 30, 2014, there were 9,936 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

	As of December 30, 2014	As of December 31, 2013
Series 1 Options	207,266	199,215
Series 2 Options	51,817	49,804
Series 3 Options	2,765	—
Total options granted	261,848	249,019
Total options exercisable	97,777	98,987
The exercise price of the Series 1 options was established based on the per share price of the common stock investment in the Parent at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. Based upon the financial performance of the Company in 2014, the Company decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. The 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2016. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of the Series 3 options was established as $100 per share. The exercise price of all options granted following the Acquisition was determined at the discretion of the Compensation Committee. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
Option grants will be made at the discretion and through approval of the Board of Directors of the Parent to ensure that compensation to the Company’s executive officers remains competitive and in-line with its peer companies.
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
As of December 30, 2014, no options had been exercised by management. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Parent and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Parent sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Parent sale transaction. A Good Leaver Scenario is achieved when an event in the Company’s control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Parent sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of December 30, 2014, the Company has recorded no compensation expense for options granted during 2014.
The Company has benefit plans that include: a) a qualified retirement plan, b) a non-qualified Deferred Compensation Plan, and c) a non-qualified Profit Sharing Plan (“POWR Plan”). The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides discretionary matching contributions. Contributions by the Company to these plans were $0.2 million for fiscal 2014, $0.9 million for fiscal 2013 and $0.8 million for fiscal 2012. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Company’s Board of Directors each year. Under this plan, the Company had no accrual for fiscal 2014, $0.9 million for fiscal 2013 and $1.7 million for fiscal 2012, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $15.9 million and $14.5 million for fiscal years ended December 30, 2014 and December 31, 2013, respectively.
Note 13 – Related Party Transactions
Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor pursuant to which the Sponsor received on the closing date a transaction fee of $7.6 million in cash in connection with the Transactions which was recorded as a reduction of the $235.3 million of proceeds received from the issuance of common shares in the successor period. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company paid $0.8 million and $1.3 million to Sponsor for the fee during the fiscal years 2014 and 2013, respectively.

Note 14 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing acquisitions of Wendy’s restaurants during the third and fourth quarters of fiscal 2013. NPC Op Co B does not have any assets, operations or cash flows as of December 30, 2014. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 30, 2014 and December 31, 2013, the 52-week period ended December 30, 2014, the 53-week period ended December 31, 2013 and the 52-week period ended December 25, 2012 (in thousands):
Condensed Consolidating Statements of Income

	52 Weeks Ended December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,020,101	$159,796	$—	$—	$1,179,897
Total costs and expenses	—	988,819	156,751	—	—	1,145,570
Operating income	—	31,282	3,045	—	—	34,327
Interest expense	—	41,101	—	—	—	41,101
Equity in net income of subsidiary	1,672	1,640	—	—	(3,312)	—
Income (loss) before income taxes	1,672	(8,179)	3,045	—	(3,312)	(6,774)
Income tax (benefit) expense	—	(9,851)	1,405	—	—	(8,446)
Net income	$1,672	$1,672	$1,640	$—	$(3,312)	$1,672

	53 Weeks Ended December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,068,651	$25,381	$—	$—	$1,094,032
Total costs and expenses	—	988,544	25,563	—	—	1,014,107
Operating income (loss)	—	80,107	(182)	—	—	79,925
Interest expense	—	42,016	—	—	—	42,016
Equity in net income of subsidiary	29,855	(113)	—	—	(29,742)	—
Income (loss) before income taxes	29,855	37,978	(182)	—	(29,742)	37,909
Income tax expense (benefit)	—	8,236	(69)	—	—	8,167
Net income (loss)	$29,855	$29,742	$(113)	$—	$(29,742)	$29,742

	52 Weeks Ended December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,048,923	$—	$—	$—	$1,048,923
Total costs and expenses	—	970,698	—	—	—	970,698
Operating income	—	78,225	—	—	—	78,225
Interest expense	—	46,691	—	—	—	46,691
Loss on debt extinguishment	—	14,227	—	—	—	14,227
Equity in net income of subsidiary	15,020	—	—	—	(15,020)	—
Income before income taxes	15,020	17,307	—	—	(15,020)	17,307
Income tax expense	—	2,287	—	—	—	2,287
Net income	$15,020	$15,020	$—	$—	$(15,020)	$15,020

Condensed Consolidating Balance Sheet

	December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$51,700	$10,210	$—	$—	$61,910
Facilities and equipment, net	—	162,248	35,874	—	—	198,122
Franchise rights, net	—	592,633	46,412	—	—	639,045
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	267,025	75,902	—	—	(342,927)	—
Other assets, net	—	40,794	1,858	—	—	42,652
Total assets	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355
Liabilities and member’s equity:
Current liabilities	$—	$90,701	$16,440	$—	$—	$107,141
Long-term debt	—	591,263	—	—	—	591,263
Other liabilities and deferred items	—	55,467	4,736	—	—	60,203
Deferred income taxes	—	209,323	1,400	—	—	210,723
Member’s equity	267,025	267,025	75,902	—	(342,927)	267,025
Total liabilities and member’s equity	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355

	December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$53,364	$3,740	$—	$—	$57,104
Facilities and equipment, net	—	152,810	17,140	—	—	169,950
Franchise rights, net	—	607,880	32,271	—	—	640,151
Goodwill	—	290,502	2,121	—	—	292,623
Investment in subsidiary	265,326	50,978	—	—	(316,304)	—
Other assets, net	—	44,273	1,011	—	—	45,284
Total assets	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112
Liabilities and member’s equity:
Current liabilities	$—	$100,766	$4,302	$—	$—	$105,068
Long-term debt	—	561,687	—	—	—	561,687
Other liabilities and deferred items	—	58,060	629	—	—	58,689
Deferred income taxes	—	214,081	374	—	—	214,455
Member’s equity	265,326	265,213	50,978	—	(316,304)	265,213
Total liabilities and member’s equity	$265,326	$1,199,807	$56,283	$—	$(316,304)	$1,205,112

Condensed Consolidating Statements of Cash Flows

	52 Weeks Ended December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$48,402	$22,076	$—	$—	$70,478
Investing activities:
Capital expenditures	—	(54,971)	(11,096)	—	—	(66,067)
Acquisition of Wendy’s business, net of cash acquired	—	—	(56,841)	—	—	(56,841)
Investment in NPCQB	—	(57,002)	—	—	57,002	—
Return of investment in NPCQB	—	33,718	—	—	(33,718)	—
Proceeds from sale-leaseback transactions	—	—	24,182	—	—	24,182
Purchase of assets for sale-leaseback	—	—	(1,736)	—	—	(1,736)
Proceeds from sale or disposition of assets	—	3,093	51	—	—	3,144
Net cash flows used in investing activities	—	(75,162)	(45,440)	—	23,284	(97,318)
Financing activities:
Investment from parent	—	—	57,002	—	(57,002)	—
Distribution to parent	—	—	(33,718)	—	33,718	—
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(9,704)	—	—	—	(9,704)
Issuance of debt	—	40,000	—	—	—	40,000
Other	—	(553)	—	—	—	(553)
Net cash flows provided by financing activities	—	18,868	23,284	—	(23,284)	18,868
Net change in cash and cash equivalents	—	(7,892)	(80)	—	—	(7,972)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$11,278	$785	$—	$—	$12,063

	53 Weeks Ended December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$91,857	$5,907	$—	$—	$97,764
Investing activities:
Capital expenditures	—	(50,820)	(211)	—	—	(51,031)
Purchase of Wendy’s business assets, net of cash acquired	—	—	(55,922)	—	—	(55,922)
Investment in NPCQB	—	(51,091)	—	—	51,091	—
Proceeds from sale or disposition of assets	—	545	—	—	—	545
Net cash flows used in investing activities	—	(101,366)	(56,133)	—	51,091	(106,408)
Financing activities:
Borrowings under revolving credit facility	—	7,000	—	—	—	7,000
Investment from parent	—	—	56,091	—	(56,091)	—
Distribution to parent	—	—	(5,000)	—	5,000	—
Other	—	(3,814)	—	—	—	(3,814)
Net cash flows provided by financing activities	—	3,186	51,091	—	(51,091)	3,186
Net change in cash and cash equivalents	—	(6,323)	865	—	—	(5,458)
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$19,170	$865	$—	$—	$20,035

	52 Weeks Ended December 25, 2012
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$70,418	$—	$—	$—	$70,418
Investing activities:
Capital expenditures	—	(40,464)	—	—	—	(40,464)
Purchase of the stock of the Company	(216,635)	(431,540)	—	—	216,635	(431,540)
Purchase of Pizza Hut business, net of cash acquired	—	(19,371)	—	—	—	(19,371)
Proceeds from disposition of assets	—	240	—	—	—	240
Net cash flows used in investing activities	(216,635)	(491,135)	—	—	216,635	(491,135)
Financing activities:
Retirement of predecessor entity debt and other obligations	—	(372,700)	—	—	—	(372,700)
Proceeds from equity contributions, net	216,635	216,635	—	—	(216,635)	216,635
Issuance of debt	—	565,000	—	—	—	565,000
Payments on term bank facilities	—	(6,875)	—	—	—	(6,875)
Debt issue costs	—	(34,614)	—	—	—	(34,614)
Other	—	370	—	—	—	370
Net cash provided by financing activities	216,635	367,816	—	—	(216,635)	367,816
Net change in cash and cash equivalents	—	(52,901)	—	—	—	(52,901)
Beginning cash and cash equivalents	—	78,394	—	—	—	78,394
Ending cash and cash equivalents	$—	$25,493	$—	$—	$—	$25,493

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Form 10-K for fiscal 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 30, 2014.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant.
MANAGEMENT
The following table sets forth certain information with respect to our directors and executive officers as of March 27, 2015.

Name	Age	Position
Paul A. Rubin	52	Director
Robert Morris	60	Director
Louis J. Mischianti	55	Director
Evan Eason	40	Director
Charles W. Peffer	67	Director
James K. Schwartz	53	Chairman, President, Chief Executive Officer and Chief Operating Officer
Troy D. Cook	52	Executive Vice President-Finance and Chief Financial Officer
J. D. Hedrick	38	Senior Vice President of Operations - Wendy’s
D. Blayne Vaughn	58	Senior Vice President-Head of Operations
Linda L. Sheedy	46	Senior Vice President of Marketing
Lavonne K. Walbert	51	Senior Vice President of People Leadership
Michael J. Woods	53	Vice President of Information Technology
Jason P. Poenitske	41	Chief Accounting Officer
Kirby W. Mynier	57	Territory Vice President-East
Thomas D. White	55	Territory Vice President-South
Paul A. Rubin became a director upon the closing of the Acquisition in December 2011. Mr. Rubin has been with Olympus since 1995 and became a Partner in 1996. Prior to joining Olympus, Mr. Rubin served as a Vice President of Summit Partners from 1990 to 1995 where he was responsible for buyouts and growth company investments. Mr. Rubin received a B.S. from Tufts University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Rubin’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Robert Morris became a director upon the closing of the Acquisition in December 2011. Mr. Morris founded Olympus in 1988 and serves as its Managing Partner. From 1978 to 1988, Mr. Morris held a variety of management positions in various manufacturing and financial services businesses at General Electric Corporation, the last of which was Senior Vice President of General Electric Investment Corporation, where he managed General Electric Pension Trust’s $1.6 billion private equity portfolio. Mr. Morris is a Trustee of Hamilton College and serves on the Board of Directors of Hamilton College, a Board member and Chairman Emeritus of the Board of The Waterside School, and heads The Polio Foundation’s research efforts in regeneration medicine. Mr. Morris received an A.B. from Hamilton College and an M.B.A. from the Amos Tuck School of Business at Dartmouth College. Mr. Morris’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Louis Mischianti became a director on January 18, 2012. Mr. Mischianti joined Olympus as a Partner in 1994. Mr. Mischianti serves as a director of several Olympus portfolio companies. Mr. Mischianti is the managing partner of Olympus. Mr. Mischianti received an A.B. from Yale University. Mr. Mischianti’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Evan Eason became a director upon the closing of the Acquisition in December 2011. Mr. Eason has been with Olympus since 2006 where he is a Partner. Prior thereto, Mr. Eason served as a Vice President at American Capital where he focused on leveraged buyouts and financings of middle market companies. Prior thereto, Mr. Eason worked as an Associate at FdG Associates, a middle market private equity firm, and as an investment banker and equity research analyst at Montgomery Securities. Mr. Eason received an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of

Pennsylvania. Mr. Eason’s qualification to serve on the Board is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Charles W. Peffer became a director on January 18, 2012. Mr. Peffer initially became a director in 2006 but resigned upon the closing of the Acquisition in December 2011. Mr. Peffer was a partner in KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of six funds with approximately $2.0 billion in assets, Garmin Ltd, a S&P 500 and NASDAQ 100 company in the technology and consumer electronics industries, HD Supply Holdings Inc., one of the largest industrial distribution companies in North America, and Sensata Technologies Holding N.V., a global industrial technology company specializing in sensors and controls. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University. Mr. Peffer’s qualification to serve on the Board is based on his expertise and experience in financial and accounting matters, his knowledge of NPC’s business and its industry gained while previously serving as lead outside auditor for NPC and while subsequently serving as a director of NPC, the fact that he qualifies as an independent director under the standards of the NASDAQ Global Market. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.
James K. Schwartz joined us in 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in 2004. In 2006, he was given the additional responsibility of Chairman of the Board of Directors. He has served as a director since 1996. Mr. Schwartz is a Director of the Restaurant Supply Chain Solutions Board and served as its Chairman in 2004. He is actively involved in the Pizza Hut system and has served three full terms on the International Pizza Hut Franchise Holder’s Association board of directors, and the Pizza Hut Advertising Committee. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. Mr. Schwartz earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984 and has earned his certified public accounting certificate. Mr. Schwartz’s qualification to serve on the Board is based on his extensive knowledge of NPC’s business and its industry, his management and financial experience and his proven track record of effective leadership of NPC’s business.
Troy D. Cook joined us in 1995 as Vice President Finance and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in 2007. Mr. Cook is a member of the RSCS cheese task force. Mr. Cook serves as a director for TGI Friday’s, a casual dining bar and grill. Mr. Cook earned his B.S. in Accounting and Business Administration from the University of Kansas in 1985 and has earned his certified public accounting certificate.
J. D. Hedrick joined us in June 2014 as the Senior Vice President of Operations - Wendy’s. Prior to that he was with Pilot Flying J, Knoxville,Tennessee, an operator of travel centers and travel plazas for professional drivers with more than 650 retail locations, where he served as their Vice President of Operations from 2011 to June of 2014. Mr. Hedrick was with 7-Eleven, Inc., Dallas, Texas, an operator of convenience stores, where he served as Division Vice President, Florida Division from 2008 to 2011. Mr. Hedrick was also with RaceTrac Petroleum, Inc., Smyrna, Georgia, an operator of convenience stores, where he served in various capacities from 1999 to 2008 culminating in his last position as the Vice President, Operations - West Division. Mr. Hedrick holds a Bachelor of Industrial Engineering Degree from Georgia Institute of Technology in Atlanta, Georgia.
D. Blayne Vaughn joined us in 1985 as an Area General Manager. He was promoted to Regional Manager in 1990 and then Regional Vice President in 1993. In 1997 he was promoted to Vice President of Pizza Hut operations for the Western Division and in 2003, Mr. Vaughn became Vice President Operations for the Northern Territory. In 2007, he was promoted to Senior Vice President of Operations of the Northern Territory and to his current position of Senior Vice President Head of Operations in 2008. Mr. Vaughn serves on the PHI System Restaurant Readiness Team Committee. Mr. Vaughn has over thirty-seven years of experience in the food service industry.
Linda L. Sheedy joined us in 1998 as Vice President Marketing and was promoted to Senior Vice President of Marketing in 2011. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Mrs. Sheedy has twenty-four years of marketing experience, with twenty one years in the food service industry. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990.

Lavonne K. Walbert joined us in 1999 as Vice President Human Resources and was promoted to Senior Vice President of People Leadership in 2011. Ms. Walbert serves on various PHI system committees. She has served as Chairman of the World Class Teams Committee since 2009 and is a member of the Government Affairs and Political Action Committee. Ms. Walbert has twenty-five years of human resources experience in the sales and services industry. Ms. Walbert earned her B.S. in Human

Resources Management from the University of Kansas in 1986 and an M.B.A. from Rockhurst in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.
Michael J. Woods joined us in 2003 as Chief Information Officer (CIO). Prior to that he was with Hastings Entertainment, Inc, where he served as CIO from 1999 through 2003, and Vice President of Information Systems from 1992 through 1999. Mr. Woods holds an Associate of Arts Degree from the University of Maryland and served in the United States Army from 1981 through 1985.
Jason P. Poenitske joined us in 2013 as Chief Accounting Officer. Prior to that, Mr. Poenitske served as Vice President of Finance at Vatterott Educational Centers from 2011 through 2012 and served as Vice President and Controller of Central Parking Corporation, a provider of parking services, from 2003 through 2011. He began his career as an auditor with Deloitte and Touche, LLP. Mr. Poenitske is a certified public accountant and earned his B.S. in Accounting from Western Kentucky University in 1996.
Kirby W. Mynier joined NPC in 2002 as a Region Manager and then to his current position as Vice President for the Eastern Territory in 2008. Mr. Mynier has thirty-five years of experience in the food service industry. Mr. Mynier has a B.S. from Conrad Hilton School of Hotel/Restaurant Management, University of Houston and an M.B.A. in Accounting and Finance from the University of Texas.
Thomas D. White joined us in 2008 as Vice President-Southern Territory. Prior to joining us, he was Regional Vice President of Jack in the Box from 1997 to 2008 with accountability for 179 units where he developed numerous operations improvements in retention and training. Mr. White has over twenty-six years in the food service and retail industry and earned a B.S. in Business Administration from the University of Rhode Island in 1981.
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
The term “Named Executive Officers” used in this discussion refers to James Schwartz, our Chairman, President, Chief Executive Officer and Chief Operating Officer, Troy Cook, our Executive Vice President - Finance and Chief Financial Officer, and our three other most highly compensated executive officers during fiscal 2014. These other Named Executive Officers include J.D. Hedrick, Senior Vice President of Operations - Wendy’s, Blayne Vaughn, Senior Vice President - Head of Operations, and Lavonne K. Walbert, Senior Vice President - People Leadership.
The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term and long-term goals by NPC, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program. The evaluation is designed to ensure that NPC maximizes financial performance within an appropriate risk tolerance, maintains its ability to attract, motivate and retain highly qualified and highly performing employees in key positions and provides competitive compensation to key employees in relation to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes that the compensation packages provided by NPC to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance.
In conjunction with the acquisition on December 28, 2011 of Holdings, which owns all of the capital stock of NPC, by an affiliate of Olympus (the “Acquisition”), the employment agreements with Mr. Schwartz and Mr. Cook were amended and restated, effective as of the first day of fiscal 2012 (collectively, as amended from time to time, the “Amended and Restated Agreements”). The terms of the Amended and Restated Agreements were negotiated at arm’s length by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Parent and its counsel, on the other hand. The Amended and Restated Agreements include a term of three years from the effective date of the Amended and Restated Agreement with successive two year renewal periods. Based on the terms of the Amended and Restated Agreements, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements, except as described below and with certain exceptions for systematic reductions in certain compensation that also apply to other members of the management team.
In June 2014, NPC entered into an employment agreement with J. D Hedrick, in connection with his hiring as our Senior Vice President of Operations - Wendy’s. The terms of the employment agreement were negotiated at arm’s length by Mr. Hedrick and his counsel, on the one hand, and NPC and its counsel, on the other hand. The employment agreement includes a term of three years from the effective date of the agreement with successive two year renewal periods. Based on the terms of the employment agreement, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Hedrick only to the extent of increasing the minimum levels of such compensation beyond those specified in the employment agreement, with certain exceptions for systematic reductions in certain compensation that also apply to other members of the management team. The terms of the employment agreement and related agreements with Mr. Hedrick are further discussed below.
In order to ensure that the compensation program is structured to remain competitive and takes into account various factors described below (including Company and individual performance), the Compensation Committee reviews and takes into account competitive compensation data gathered by the Senior Vice President - People Leadership regarding the elements of compensation and the amount of each element paid by comparable competitors for executives in positions that are similar to our executive officer positions.

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
2014 Elements of Compensation
The principal components of compensation for the Named Executive Officers for the 2014 fiscal year are described below.
Annual Base Salary
Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salary of the Senior Vice President - Head of Operations and Senior Vice President - People Leadership is recommended by the Chief Executive Officer to the Compensation Committee. Recommendations for salary include consideration of the following:

•	the level of salary needed to remain competitive with executives with similar positions by restaurant and retail companies with comparable dollar volume and numbers of units;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.
The annual base salaries for Mr. Schwartz and Mr. Cook were initially set by the Amended and Restated Agreements negotiated with the Parent. The senior executive officers waived any merit increases in base salaries for 2014 based upon their collective evaluation of the Company's 2013 results.
The annual base salary for Mr. Hedrick was initially set at $375,000 by the Hedrick employment agreement signed and negotiated with NPC in June 2014, following NPC's entry into the Wendy’s brand the prior year.
Bonus and Performance-Based Cash Incentive Compensation
Annual cash incentive compensation is designed to motivate and reward executive officers for their contributions for the applicable fiscal year. This objective is accomplished by making a portion of cash compensation dependent upon our financial performance and additional specific performance measures related to their particular responsibilities.
We believe that growth in Adjusted EBITDA is the most important measure of financial performance because it best reflects the increase in stockholder value. “Adjusted EBITDA” for an applicable fiscal year means the consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses, and certain other items of a non-operational nature less development incentives, and an add back of the annual Olympus management fee of NPC and its subsidiaries on a consolidated basis for that fiscal year. Under the Amended and Restated Agreements, Adjusted EBITDA will be adjusted as determined in good faith by the Board of NPC in consultation with the Chief Executive Officer and Chief Financial Officer of the Company. Adjusted EBITDA is also a principal focus of our performance because it affects our debt service coverage and financial covenant compliance. In addition, Adjusted EBITDA is a performance measure that yields cash that may be used to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity. In addition to Adjusted EBITDA, the Compensation Committee sets NPC’s compensation structure based upon a broad set of performance measures that allows for growth and other objectives that are part of our strategic plan, which are further detailed below.
For fiscal 2014, based on the terms of the Amended and Restated Agreements, Mr. Schwartz was eligible to receive incentive cash compensation equal to up to 100% of his base salary and Mr. Cook was eligible to receive incentive cash compensation equal to up to 60% of his base salary. Each respective executive’s annual cash incentive compensation was based upon (i) Adjusted EBITDA Target achieved (50% weight); (ii) Revenue Target achieved (20% weight); (iii) Free Cash Flow Target achieved (20% weight); and (iv) 10% weight based on certain company objectives achieved that were the collective result of Non-Adjusted EBITDA bonus objectives achieved by the executive management team for Mr. Schwartz, and based on the achievement of Non-Adjusted EBITDA bonus objectives by direct reports for Mr. Cook. Due to financial performance of the company, all incentive compensation and programs were waived and no incentive compensation was paid for fiscal 2014
Payouts for each of the above objectives, with the exception of the executive management team/departmental bonus, were determined as follows:

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

The amount of each Target Bonus Payout was defined in their respective Amended and Restated Agreement and generally provided for an incremental adjustment in the amount of bonus based on the difference between the actual Performance Target achieved and the Target for each objective.
The Performance Targets established for Mr. Schwartz and Mr. Cook maintained the primary focus on achievement of Adjusted EBITDA for the reasons described above. Therefore, consistent with prior years, this bonus objective was given the most significant weighting of all objectives established and was applied as the primary bonus objective for all executive officers. The Adjusted EBITDA Target for fiscal 2014 was $150.0 million. Mr. Schwartz and Mr. Cook both play a significant role in promoting organic and strategic external growth of NPC, as well as development of territories currently under operation. This type of development is best measured by growth in revenues achieved in a given year, which resulted in a Revenue Target assigned in the performance based compensation program. The Revenue Target for fiscal 2014 was $1,281.5 million. Mr. Schwartz and Mr. Cook also have considerable influence over the policy and spending decisions made by NPC in any fiscal year. In order to promote optimal use of cash flows derived from Adjusted EBITDA performance, a Free Cash Flow Target was established, which was intended to measure the strategic use of cash and our ability to maintain and potentially improve our debt service coverage and financial covenant compliance. The Free Cash Flow Target for fiscal 2014 was $39.6 million, and was calculated as Adjusted EBITDA, less: (i) cash taxes, (ii) cash interest, and (iii) capital expenditures. As growth in revenues and free cash flow both have consequences that will significantly increase stockholder value, an equal weighting was applied to determine the incentive compensation paid to Mr. Schwartz and Mr. Cook for these bonus objectives in fiscal 2014. Finally, Mr. Schwartz and Mr. Cook also have responsibility for the various departments that report to them. Therefore, a bonus objective was established to ensure that each level of management is working together effectively to accomplish financial and other performance goals of NPC. As Mr. Schwartz and Mr. Cook have an oversight role and can less directly influence the goals achieved by other departments, this bonus objective was assigned a lower weighting in consideration of their entire performance based compensation program. For 2015, each of Mr. Schwartz and Mr. Cook have waived the requirements of his Amended and Restated Agreement regarding cash incentive compensation and have agreed that any bonus for 2015 would be as determined by the Compensation Committee in consultation with him.
Mr. Hedrick is responsible for operation oversight of each of our Wendy’s regions. For fiscal 2014, Mr. Hedrick was eligible to receive incentive cash compensation equal to up to 65% of his base salary under the terms of his employment agreement. In addition, pursuant to his employment agreement, Mr. Hedrick was eligible to receive a full year bonus in fiscal 2014. Based upon the terms of Mr. Hedrick’s employment agreement the Compensation Committee awarded Mr. Hedrick a discretionary bonus of $243,750 for 2014, which equaled approximately 65% of his annual base salary.

The process employed by the Compensation Committee with respect to the other Named Executive Officers was similar to the process for Mr. Schwartz and Mr. Cook. As noted above, we believe Adjusted EBITDA is the measure of financial performance that best reflects the increase in stockholder value, and as such will be assigned as the most heavily weighted bonus objective for all executive officers. However, it was determined that the remaining Named Executive Officers are less able to directly influence revenues and free cash flow achieved by NPC. Therefore, the Compensation Committee determined that bonus objectives tailored to achievement of key division/function initiatives applicable to the executive officers’ respective responsibilities would best accomplish the financial and other performance goals of NPC, which are further detailed below.
Mr. Vaughn is responsible for operational oversight of each of our territories. For fiscal 2014, Mr. Vaughn was eligible to receive incentive cash compensation equal to up to 50% of his base salary, which was based upon (i) the Adjusted EBITDA Target achieved (60% weight); (ii) customer feedback scores (20% weight); (iii) the retention of Restaurant General Managers (10% weight); (iv) the reduction of food waste (5% weight); and (v) enhanced labor productivity (5% weight). Due to the financial performance of our Pizza Hut operations, all incentive compensation programs were waived and no incentive compensation was paid to Mr. Vaughn for fiscal 2014.

Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2014, Ms. Walbert was eligible to receive incentive cash compensation equal to up to 40% of her base salary, which was based upon (i) the Adjusted EBITDA Target achieved (60% weight); (ii) the retention of personnel (10% weight); (iii) decrease in duration of restaurant general manager openings due to internal talent development (10% weight); (iv) health plan cost containment (10% weight) and, (v) achievement of certain projects related to organizational leadership development (10% weight). Due to the financial performance of our Pizza Hut operations, all incentive compensation programs were waived and no incentive compensation was paid to Ms. Walbert for fiscal 2014.
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
The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such participant may elect to defer all or a portion of his or her base salary. Second, the plan allows each such participant the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match participant contributions on a discretionary basis up to 4% of the sum of the participant’s salary and bonus compensation, which if paid is contributed by NPC to the DCR plan on a monthly basis. For fiscal 2014, the Company matched participant contributions through March 1, 2014. In light of the Pizza Hut operations performance in 2014, the Company elected to withhold Company contributions for the rest of 2014 for all participants participating in the DCR Plan, with the exception of NPCQB participants. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon the NPC Board of Director’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented in the Summary Compensation Table. We believe that the level of employer-matching and additional discretionary contributions, if any, that we may make to the DCR Plan on behalf of our executive officers are comparable with other peer companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.
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
There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet the Adjusted EBITDA Target established by the NPC Board of Directors. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and target Adjusted EBITDA Targets achieved. Historically, achievement of less than the Threshold Adjusted EBITDA Target, would result in a 0% payout; achievement of greater than the Threshold Adjusted EBITDA Target but less than the Adjusted EBITDA Target would result in a 9% payout; achievement exceeding the Adjusted EBITDA Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our Adjusted EBITDA that is in excess of a higher Gain Share Adjusted EBITDA Target that is set at the discretion of the NPC Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. The Threshold Adjusted EBITDA Target, Adjusted EBITDA Target, and Gain Share Adjusted EBITDA Target used to make contributions to the POWR Plan for fiscal 2014 for NPC executives were $140.0 million, $149.0 million and $152.0 million, respectively. The Threshold Adjusted EBITDA Target, Adjusted EBITDA Target, and Gain Share Adjusted EBITDA Target used to make contributions to the POWR Plan for fiscal 2014 for NPCQB executives were $14.5 million, $15.0 million and $16.5 million, respectively. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service. In light of the Company's performance in 2014, no amounts were contributed to the POWR Plan for eligible employees in NPCI or NPCQB for fiscal 2014
The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the Adjusted EBITDA Target, as defined above, is met. This additional contribution level for all years presented is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.
Stock Options
In connection with the Acquisition, the Parent established a new stock option plan (“the Plan”) which governs, among other things, the grant of options with respect to the common stock in Parent. The purpose of this plan, which has been established, are to: (i) attract and retain highly qualified employees for NPC; (ii) motivate them to exercise their best efforts on behalf of NPC and the Parent; (iii) allow participants in the plan to participate in equity value creation; and (iv) align the incentives between the participants and the Parent as well as NPC.
Under the Plan, options may be granted with respect to a maximum of 271,784 shares of common stock, subject to adjustment under certain circumstances. Each grant of options under the plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of Parent. Currently 79% of the options issued under the plan will vest ratably over four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. Currently 20% of the options issued under the plan will vest only upon a change of control of the Company. Currently 1% of the options issued under the plan are fully vested upon the date of grant. In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed.
The exercise price of the Series 1 options issued in conjunction with the Acquisition was established based on the per share price of the common stock investment in the Parent at the time of closing of the Acquisition, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Acquisition will be determined at the discretion of the Compensation Committee of the Parent. In 2014, the Compensation Committee granted Series 3 options having an exercise price of $100.00 per share. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.
In recognition of participants efforts on behalf of the Company during fiscal 2014, the Compensation Committee decided to waive the 9% per annum accretion rate on the exercise price of all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. The 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2016.

In connection with the hiring of Mr. Hedrick in 2014, the Company agreed in his employment agreement to grant Mr., Hedrick options to purchase a total of 22,765 shares of common stock of Parent in order to provide an equity incentive component to Mr. Hedrick's compensation. The options consisted of 16,000 Series 1 options, 4,000 Series 2 options and 2,765 Series 3 options. In addition, to provide further incentive to Mr. Hedrick, the Company sold 2,000 shares of common stock of Parent to Mr. Hedrick in 2014 for a purchase price of $200,000. This sale transaction did not result in any compensation being earned by Mr. Hedrick.
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
Under the Amended and Restated Agreements with Mr. Schwartz and Mr. Cook, they are each entitled to receive: (i) use of the NPC airplane for up to 50 hours per year, (ii) matching gifts aggregating $10,000 annually to nontaxable charitable organizations of their choice, (iii) reimbursement for out-of-pocket premiums paid for life insurance coverage up to $2,000,000, (iv) a complete biannual medical examination and associated travel expenses, and (v) tax, financial planning and legal services. In addition, Mr. Schwartz is eligible for supplemental long-term disability coverage.
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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 30, 2014, December 31, 2013, and December 25, 2012. The 2012 and 2014 fiscal years were each comprised of 52 weeks and the 2013 fiscal year was comprised of 53 weeks. The Named Executive Officers are NPC’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(h)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz Chairman, President, Chief Executive Officer and Chief Operating Officer	2014	749,665	—	—	—	—	21,186	54,071	824,922
	2013	767,093	2,176	—	—	488,661	264,305	124,103	1,646,338
	2012	709,795	—	—	—	955,732	70,987	128,193	1,864,707

Troy D. Cook Executive Vice President - Finance and Chief Financial Officer	2014	505,232	—	—	—	—	17,894	66,611	589,737
	2013	520,957	23,316	—	—	212,077	249,397	83,696	1,089,443
	2012	488,205	—	—	—	443,326	85,124	109,731	1,126,386

J.D. Hedrick Senior Vice President of Operations - Wendy's	2014	190,898	243,750	—	—	—	—	167,898	602,546

D. Blayne Vaughn Senior Vice President - Head of Operations	2014	283,171	—	—	—	—	6,586	2,608	292,365
	2013	291,359	—	—	—	114,751	77,372	15,675	499,157
	2012	271,222	—	—	—	178,891	24,197	14,589	488,899

Lavonne K. Walbert Senior Vice President People Leadership	2014	210,802	—	—	—	—	4,210	1,899	216,911
	2013	216,847	8,228	—	—	74,040	50,611	11,236	360,962
	2012	201,877	5,948	—	—	119,824	15,116	10,525	353,290

(1)
Amounts shown are the cumulative base compensation earned by the Named Executive Officer throughout fiscal years 2014, 2013, and 2012. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan.

(2)
Amounts shown in Column (d) as “Bonus” represent the portion of bonus considered to be discretionary while performance based compensation was reported in Column (g) as “Non-Equity Incentive Plan Compensation.”.

(3)	No stock awards were granted to any employee during any of the years presented.

(4)
No options awards were granted in fiscal 2013. For the options granted to each Named Executive Officer in fiscal 2014 and 2012, the Company is required to disclose the amount of the grant date fair value of options issued in the respective year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC International Holdings, Inc. Stock Option Plan and Stockholders Agreement, these options have certain vesting conditions that trigger a fair value or formula valuation, depending on the performance condition. The Company has determined that none of these performance conditions was considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. Additionally, even if the highest level of performance conditions is achieved, due to the restrictions on the options, the options would have no value on the date of grant.

(5)
Amounts represent incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under “2014 Elements of Compensation” in Compensation Discussion and Analysis, for fiscal years 2014, 2013 and 2012, respectively, and include cash incentive compensation earned as follows: Mr. Schwartz, $0, $382,692, and $783,347; Mr. Cook, $0, $140,298, and $325,044; Mr. Vaughn, $0, $74,092, and $112,319; and Ms. Walbert, $0, $44,433, and $71,379. Incentive compensation earned by Mr. Hedrick for fiscal 2014 was $0. All bonus amounts considered to be discretionary were not reported in Column (g) “Non-Equity incentive Plan Compensation” but are reported in Column (d) as “Bonus”. In addition, amounts shown in this column include contributions to the NPC’s POWR Plan for each Named Executive Officer for fiscal years 2014, 2013, and 2012, respectively, as follows: Mr. Schwartz, $0, $105,969, and $172,385; Mr. Cook, $0, $71,779, and $118,282; Mr. Vaughn, $0, $40,659, and $66,572; and Ms. Walbert, $0, $29,607 and $48,445. The amount of contributions to the POWR Plan for Mr. Hedrick for fiscal 2014 was $0. Fiscal years 2014, 2013 and 2012 earnings, respectively, on the POWR Plan were as follows: Mr. Schwartz, $55,750, $215,726, and $80,082; Mr. Cook, $35,836, $138,204, and $50,826; Mr. Vaughn, $19,416, $74,653, and $27,291; and Ms. Walbert, $12,575, $47,935, and $17,176. Mr. Hedrick had no earnings on the POWR Plan for fiscal 2014. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)
Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within NPC’s POWR Plan and the Deferred Compensation and Retirement Plan. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 2.06%, 1.98%, and 1.14% for fiscal years 2014, 2013, and 2012, respectively.

(7)
This amount represents for fiscal 2014: (i) NPC contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above were as follows: Mr. Schwartz, $6,831 Mr. Cook, $4,592; Mr. Hedrick, $7,615; Mr. Vaughn, $2,608; and Ms. Walbert, $1,899; and (ii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)
The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2014 was $47,240. This amount comprised: personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for long-term disability coverage; and reimbursement for life insurance premiums.

(b)
The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2014 was $62,019. This amount comprised: personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; and reimbursement for life insurance premiums.

(c)	The aggregate value of perquisites and other personal benefits for Mr. Hedrick in fiscal 2014 was $160,283. This amount is comprised of relocation expenses.

(d)
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

For a further description of the elements of compensation of the Named Executive Officers and the terms of the employment agreements entered into with certain of the Named Executive Officers, see the discussion under “2014 Elements of Compensation” in Compensation Discussion and Analysis.

Grants of Plan-Based Awards in Fiscal 2014
The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in 2014 to each of NPC’s Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercises or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)		(l)
James K. Schwartz	1/1/2014	367,824	(1)	735,647	(1)	1,012,059	(1)	—	—	—	—	—	—		—
	1/1/2014	—		103,600	(3)	136,900	(3)	—	—	—	—	—	—		—
		—		—		—		—	—	—	—	—	—		—
Troy D. Cook	1/1/2014	134,302	(1)	268,603	(1)	373,060	(1)	—	—	—	—	—	—		—
	1/1/2014	—		69,638	(3)	92,021	(3)	—	—	—	—	—	—		—
		—		—		—		—	—	—	—	—	—		—
J.D. Hedrick	6/16/2014	—		—		—		—	—	—	—	16,000	130	(4)	—
	6/16/2014	—		33,750	(3)	50,625	(3)	—	—	—	—	4,000	250		—
	6/16/2014	—		—		—		—	—	—	—	2,765	100		—
D. Blayne Vaughn	1/1/2014	70,625	(2)	141,249	(2)	194,924	(2)	—	—	—	—	—	—		—
	1/1/2014	—		39,550	(3)	52,262	(3)	—	—	—	—	—	—		—
		—		—		—		—	—	—	—	—	—		—
Lavonne K. Walbert	1/1/2014	41,142	(2)	82,284	(2)	113,552	(2)	—	—	—	—	—	—		—
	1/1/2014	—		28,799	(3)	38,056	(3)	—	—	—	—	—	—		—
		—		—		—		—	—	—	—	—	—		—

(1)
Amounts represent incentive compensation, which is defined by the Amended and Restated Agreements, signed by Mr. Schwartz and Mr. Cook, which equals a specified percentage for the threshold, target and maximum payout. For discussion of these calculations see “2014 Elements of Compensation” in Compensation Discussion and Analysis. Based on the performance of the Pizza Hut operations, Mr. Schwartz and Mr. Cook waived any incentive compensation payments for fiscal 2014.

(2)
Amounts represent the target incentive compensation for each of these Named Executive Officers for fiscal 2014. Due to the financial performance of the Pizza Hut operations, incentive compensation programs were waived and no incentive compensation was paid for fiscal 2014.

(3)
Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the EBITDA Target. An additional contribution of 5% is made on behalf of eligible employees with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2014 Elements of Compensation” in the Compensation Discussion and Analysis, due to the ineligibility to receive such contributions based on fiscal 2014 actual EBITDA results. Based on fiscal 2014 results, no eligible employees received contributions for the target award, which would have been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. All POWR Plan contributions will be made to the plan in the year subsequent to the year in which they are earned. POWR Plan contributions are subject to certain vesting requirements, which are detailed in “2014 Elements of Compensation” in the Compensation Discussion and Analysis.

(4)
The initial exercise price of $124 accretes at a rate equal to 9% per annum, compounded annually. At December 30, 2014 the exercise price was $129.50. For a further description of the terms of stock options, see the discussion under “2014 Elements of Compensation” in Compensation Discussion and Analysis, and in Note 12 - Stock-based Compensation and Employee Benefit Plans, in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

Outstanding Equity Awards at 2014 Fiscal Year End
The following table shows the number of exercisable and unexercisable options granted and held by NPC’s Named Executive Officers as of December 30, 2014:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)
James K. Schwartz	34,775	(1)	34,775	(1)	—	130	(1)	12/28/2021	—	—
	—		17,388	(2)	—	250		12/28/2021	—	—
Troy D. Cook	24,840	(1)	24,840	(1)	—	130	(1)	12/28/2021	—	—
	—		12,420	(2)	—	250		12/28/2021	—	—
J.D. Hedrick	—	(1)	16,000	(1)	—	130	(1)	6/16/2024	—	—
	—		4,000	(2)	—	250		6/16/2024	—	—
	2,765	(3)	—		—	100		6/16/2024	—	—
D. Blayne Vaughn	7,452	(1)	7,452	(1)	—	130	(1)	1/11/2022	—	—
	—		3,726	(2)	—	250		1/11/2022	—	—
Lavonne K. Walbert	5,465	(1)	5,464	(1)	—	130	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—

(1)
Options granted that have a service period that vests ratably over a period of four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant. The initial exercise price of $100 accretes at a rate equal to 9% per annum, compounded annually. In recognition of participants efforts on behalf of the Company during fiscal 2014, the Compensation Committee decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. The 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2016.

(2)	Options granted that vest only upon a change in control of the entity. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted that are vested immediately upon the date of grant. These options expire on the date shown in Column (f), which is ten years from the date of grant.

In addition to the service period vesting footnoted above, each option and common share has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the Stockholders Agreement. There was determined to be no compensation expense related to the options for fiscal 2014.

Nonqualified Deferred Compensation in Fiscal 2014
The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan (“DCR Plan”) and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 30, 2014:

Name	Plan Type	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate (Losses)/ Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)		(b)		(c)		(d)		(e)	(f)
James K. Schwartz	DCR Plan	123,081	(1)	6,831	(1)	13,317	(2)	—	570,867	(1)
	POWR Plan	—		—	(3)	55,750	(2)	—	1,862,873	(4)
Troy D. Cook	DCR Plan	27,206	(1)	4,592	(1)	17,954	(2)	—	595,408	(1)
	POWR Plan	—		—	(3)	35,836	(2)	—	1,197,449	(4)
J.D. Hedrick	DCR Plan	9,519	(1)	7,615	(1)	(92)	(2)	—	17,020	(1)
	POWR Plan	—		—	(3)	—	(2)	—	—	(4)
D. Blayne Vaughn	DCR Plan	18,264	(1)	2,608	(1)	1,950	(2)	—	96,923	(1)
	POWR Plan	—		—	(3)	19,416	(2)	—	648,770	(4)
Lavonne K. Walbert	DCR Plan	10,651	(1)	1,899	(1)	1,310	(2)	—	67,239	(1)
	POWR Plan	—		—	(3)	12,575	(2)	—	362,078	(4)

(1)
Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. NPC will match on a discretionary basis up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. NPC contributions shown in Column (c) are also included in Column (i) as “All Other Compensation” in the Summary Compensation Table. For fiscal 2014, the Company matched executive contributions through March 1, 2014. In light of the Company’s financial performance in 2014 the Company elected to withhold Company matching contributions for the rest of 2014 for all participants participating in the plan, with the exception of NPCQB participants. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal years 2013 and 2012, respectively, were as follows: Mr. Schwartz, $60,472 and $53,467; Mr. Cook, $32,745 and $30,306; Mr. Vaughn, $15,675 and $14,589; and Ms. Walbert, $11,236 and $10,525. No amounts were reported for fiscal 2013 and 2012 for Mr. Hedrick, who was hired in 2014. There are no limits to the amount of contributions individuals are eligible to contribute to the plan

(2)
Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnotes 2 and 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a participant’s account in the ratio that the participant’s account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. A participant’s account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)
Amounts represent the contribution to the POWR Plan for fiscal 2014 on each Named Executive Officer’s behalf based on the achievement of established POWR Plan EBITDA Targets, which are approved by the Board of Directors on an annual basis. No amounts were contributed to the POWR Plan for Named Executive Officers for fiscal 2014. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service or achievement of 20 years service for all POWR Plan Plus contributions. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2014 Vested Contributions	Aggregate Vested Balances
James K. Schwartz	$55,750	$1,862,873
Troy D. Cook	288,516	1,197,449
J.D. Hedrick	—	—
D. Blayne Vaughn	19,416	648,770
Lavonne K. Walbert	10,836	362,078

(4)
Amounts represent the aggregate balance at the end of fiscal 2014 for participation in NPC’s POWR Plan. NPC contributions shown in Column (c) are also included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal 2013 and 2012, respectively, were as follows: Mr. Schwartz, $105,969 and $172,385; Mr. Cook, $71,779 and $118,282; Mr. Vaughn, $40,659 and $66,572; and Ms. Walbert, $29,607 and $48,445. No amounts were reported for for fiscal 2013 and 2012 for Mr. Hedrick, who was hired in 2014..

Employment Agreements and Potential Post Employment Matters
Under the terms of the Amended and Restated Agreements, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with NPC. Under the terms of the employment agreement with Mr. Hedrick, he is also entitled to certain post-employment payments, which are determined based on the terms of the termination with NPC, which are detailed as follows:

Reason for termination		Payment Obligations to the Employee
Termination without cause	*	Unpaid compensation at the date of termination

	*	One and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	*	A Pro Rata Bonus for the fiscal year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with good reason(1)	*	Unpaid compensation at the date of termination

	*	One and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination

	*	A Pro Rata Bonus for the fiscal year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Voluntary termination	*	Unpaid base salary through the date in which termination occurs

	*	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Termination with cause	*	Unpaid base salary through the date of termination

	*	Unpaid bonus compensation for any fiscal year ended prior to the year in which termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

	*	Any other benefits to which he is entitled by any other benefit plan and by applicable law

Death	*	Unpaid base salary through the date in which death occurs

	*	Unpaid bonus compensation for any fiscal year which has ended as of the date of death

	*	The Pro Rata Bonus amount for the fiscal year in which the date of death occurs

	*	Unpaid accrued vacation earned and not taken through the date of death

Disability	*	Unpaid base salary through the date in which such termination occurs

	*	Unpaid bonus compensation for any fiscal year which has ended as of the date of termination

	*	The Pro Rata Bonus amount for the fiscal year in which the date of termination occurs

	*	Unpaid accrued vacation earned and not taken through the date of termination

(1)
Termination with good reason is defined in the respective employment agreements for Mr. Schwartz, Mr. Cook, and Mr. Hedrick as (i) employee duties assigned that are inconsistent with duties held by each of these executive members as of the date of the Acquisition other than the hiring of a Chief Operating Officer, (ii) the relocation of the principal place of employment more than 35 miles from the current principal place of employment, (iii) a significant reduction in the employee’s annual bonus opportunity, (iv) any reduction in base salary or a 20% or more reduction in the employee’s annual bonus opportunity, other than a systemic reduction that is applicable to the entire management team, (v) a material breach of a material provision of the respective employment agreement, or (vi) in the case of Mr. Schwartz, a requirement that he report to an NPC officer instead of reporting directly to the Board of Directors of NPC. NPC has 30 days to cure any event that would otherwise constitute good reason for termination.

In addition to the above payments, per the terms of the Stockholders Agreement, the 20,500, 13,500, and 2,000 shares of common stock held by Mr. Schwartz, Mr. Cook, and Mr. Hedrick respectively, have a mandatory call provision that will require repurchase of their outstanding shares at the date of termination. The payout of these interests vary based on the terms of the executives’ termination with NPC, and will result in either a fair value or formula valuation, which is defined within the Stockholders Agreement.

In addition, under the terms of NPC Holdings' stock option plan and the stock option agreements entered into under the plan, all of the unexercised stock options listed in the table under "Outstanding Equity Awards at 2014 Fiscal Year End" vest upon a "change of control." Under the stock option plan, a "change of control" is defined as a sale of the Parent (however structured) to an independent third party pursuant to which such party acquires (i) capital stock of the Parent possessing the voting power under normal circumstances to elect a majority of the Parent’s board of directors (whether by merger, consolidation or sale or transfer of the Parent's capital stock) or (ii) all or substantially all of the Parent's assets determined on a consolidated basis, but excluding a public offering of shares and subject to the provisions of Section 409A of the Code. Because the common stock of the Parent is not publicly traded, no value was calculated for the accelerated stock options upon a change of control.

There are no post-employment payment obligations to the remaining Named Executive Officers.
The tables below estimate amounts payable upon a separation as if the individuals were separated on December 30, 2014:
James K. Schwartz, our President, Chief Executive Officer and Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/30/14(1)	14,231		14,231		14,231		14,231		14,231		14,231
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/30/14(3)	—		—		—		—		—		—
Benefits and Perquisites:
Severance Payments(4)	1,110,000		1,110,000		—		—		—		—
Retirement Plans(5)	2,433,739		2,433,739		2,433,739		2,433,739		2,433,739		2,433,739
Common Shares(6)	2,050,000	(a)	2,050,000	(a)	165,232	(b)	165,232	(b)	2,050,000	(a)	2,050,000	(a)
Accrued Vacation at 12/30/14	25,672		25,672		25,672		25,672		25,672		25,672
Total Post-Employment Payments	5,633,642		5,633,642		2,638,874		2,638,874		4,523,642		4,523,642

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 30, 2014.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 30, 2014) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 30, 2014) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

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

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 30, 2014. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Troy D. Cook, our Executive Vice President - Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/30/14(1)	9,566		9,566		9,566		9,566		9,566		9,566
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/30/14(3)	—		—		—		—		—		—
Benefits and Perquisites:
Severance Payments(4)	746,120		746,120		—		—		—		—
Retirement Plans(5)	1,792,858		1,792,858		1,792,858		1,792,858		1,792,858		1,792,858
Common Shares (6)	1,350,000	(a)	1,350,000	(a)	108,811	(b)	108,811	(b)	1,350,000	(a)	1,350,000	(a)
Accrued Vacation at 12/30/14	15,343		15,343		15,343		15,343		15,343		15,343
Total Post-Employment Payments	3,913,887		3,913,887		1,926,578		1,926,578		3,167,767		3,167,767

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 30, 2014.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 30, 2014) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 30, 2014) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

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

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 30, 2014. Amounts were included in the Nonqualified Deferred Compensation Table.

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

J. D. Hedrick, our Senior Vice President of Operations - Wendy’s:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/30/14(1)	7,212		7,212		7,212		7,212		7,212		7,212
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/30/14(3)	243,750		243,750		243,750		243,750		243,750		243,750
Benefits and Perquisites:
Severance Payments(4)	928,125		928,125		—		—		—		—
Retirement Plans(5)	17,020		17,020		17,020		17,020		17,020		17,020
Common Shares (6)	200,000	(a)	200,000	(a)	16,120	(b)	16,120	(b)	200,000	(a)	200,000	(a)
Accrued Vacation at 12/30/14	8,654		8,654		8,654		8,654		8,654		8,654
Total Post-Employment Payments	1,404,761		1,404,761		292,756		292,756		476,636		476,636

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 30, 2014.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 30, 2014) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 30, 2014) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)
Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (g) as “Non-Equity Incentive Plan Compensation” and Column (d) as “Bonus” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Hedrick would be entitled based on the terms of Mr. Hedrick’s employment agreement, signed on June 16, 2014. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 30, 2014. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)
Common shares of 2,000, with an original purchase price of $100, held by Mr. Hedrick were priced using the formula calculation defined within the Stockholders Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors.

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

Director Compensation Table

The following table summarizes the annual cash compensation earned by our non-employee directors during fiscal 2014:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	36,250	—	—	—	—	—	36,250

(1)
The annual retainer paid to external directors is $20,000 with an additional annual retainer of $5,000 paid to the Audit Committee Chairman. Fees for attendance at each Board and Audit Committee meeting were $1,250 for in-person participation and $500 for teleconference participation.

No compensation was paid for service to Mr. Rubin, Mr. Morris, Mr. Mischianti, or Mr. Eason, who represented Olympus on our Board of Directors in fiscal 2014.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of NPC who served during fiscal 2014 were Paul A. Rubin, Evan Eason and Louis J. Mischianti. None of these Compensation Committee members was an officer or employee of NPC during fiscal 2014, was formerly an NPC officer or had any relationship otherwise requiring disclosure. There were no interlocks or insider participating between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of another company.

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
The following table provides certain information as of December 30, 2014 with respect to beneficial ownership of the outstanding stock of NPC Holdings and the outstanding membership interests of the Company by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or NPC Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Except as indicated in the footnotes to this table, (1) each person has sole voting and investment power with respect to all shares or units attributable to such person and (2) each person’s address is c/o NPC Holdings and the Company located at 7300 W. 129th Street, Overland Park, Kansas 66213.

Beneficial Owner-NPC International Holdings, Inc.
Shareholders	Number of Common Shares	% Voting
5% shareholders:
Affiliates of Olympus(1)	2,312,700	98.2%

Directors:
Paul A. Rubin(1)	—	*
Robert Morris(1)	—	*
Louis Mischianti(1)	—	*
Evan Eason(1)	—	*
Charles W. Peffer(2)	750	*

Named Executive Officers:
James K. Schwartz (CEO and Director)(2)	55,275	2.3%
Troy D. Cook (CFO)(2)	38,340	1.6%
J.D. Hedrick(2)	4,765	*
D. Blayne Vaughn(2)	8,932	*
Lavonne K. Walbert(2)	6,595	*

Directors and executive officers as a group (15 persons)	140,177	5.7%

Beneficial Owner-NPC Restaurant Holdings, LLC	Membership interests	% of interests
NPC International Holdings, Inc.	1,000	100%
_____________________

(1)
Shares issued by Parent to Olympus and its affiliates are owned by Olympus Growth Fund V, L.P., a Delaware limited partnership, excluding its affiliates (“Olympus Growth”), Olympus Executive Fund II, L.P. (“Olympus Executive”), a Delaware limited partnership, and Olympus-1133 West Co-Investment Fund, L.P. (“Olympus West”), a Delaware limited partnership. Olympus Growth, Olympus Executive and Olympus West may be deemed to be beneficial owners of the Parent shares issued to each other. Each of Olympus Growth, Olympus Executive and Olympus West disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. The address of each of Olympus Growth, Olympus Executive and Olympus West is c/o Olympus Growth Fund V, L.P., Metro Center, One Station Place, Stamford, Connecticut 06902. Robert Morris, Paul Rubin, Louis Mischianti and Evan Eason hold positions at Olympus and have been appointed to our Board of Directors. Each of Messrs. Morris, Rubin, Mischianti and Eason disclaims beneficial ownership of the shares held by Olympus or its affiliates described above.

(2)
Consists of shares owned and options granted by NPC Holdings under the Plan that are exercisable within 60 days after December 30, 2014. There are additional options outstanding under the option program that have not vested or will not become exercisable within 60 days after December 30, 2014 that are not reflected in the table. Under the Plan, NPC Holdings may from time to time issue and/or grant options to certain members of the senior management and directors of the Company to acquire common stock in NPC Holdings up to a total of 10.3% of the fully-diluted equity interests in NPC Holdings.

*    Beneficially owns less than one percent of Parent’s outstanding common stock.

NPC Holdings, the sole stockholder of Holdings, established a stock option plan at the closing of the Acquisition. Under the Plan, options may be granted with respect to a maximum of 271,784 shares of common stock of NPC Holdings, subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of NPC Holdings. Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). Currently 1% of the options issued under the plan are fully vested upon the date of grant (“Series 3”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 30, 2014, there were 9,936 shares of common stock available for future grant under the Plan. Details of the option grants, as of December 30, 2014, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	261,848	$153	9,936
Equity compensation plans not approved by security holders	—	—	—
Total	261,848	$153	9,936
The exercise price of the Series 1 and Series 2 options was established based on the per share price of the common stock investment in NPC Holdings at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. Based upon the financial performance of the Company, the Company decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. The 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2016. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Transactions will be determined at the discretion of the Compensation Committee of NPC Holdings. The exercise price of the Series 3 options was established as $100.00 per share. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant
The Company considers these options to be liability awards. The compensation cost for the portion of awards that are outstanding for which the requisite service has not been rendered, or the performance condition has not been achieved, will be recognized as the requisite service is rendered (subject to the occurrence of a triggering event becoming probable as described below) and/or performance condition achieved. Further, under the award agreements under the Plan, any portion of an option that was vested on the date of the termination of the option holder’s employment or engagement with the Company for any reason is forfeited without payment of any kind 30 days after the date of such separation; provided that in the event the separation is a result of a termination by the Company for cause or the resignation of the option holder (other than for good reason in certain situations), any portion of the option that was vested shall also expire and be forfeited without payment of any kind on the separation date. Under the Stockholders Agreement among the stockholders of NPC Holdings, upon the termination of an employee stockholder’s employment or engagement with the Company for any reason, NPC Holdings is required to purchase and the employee is required to sell all of the shares held at a price per share equal to the greater of (i) the original cost of such repurchased shares or (ii) the fair market value of such repurchased shares; provided that, if the separation is the result of a termination by the Company with cause or the resignation of the employee stockholder (other than for good reason in certain situations), then the purchase price for such repurchase shares equals the lesser of (i) the original cost or (ii) fair market value. The Company does not have a contractual obligation to fund the repurchase of these shares; however, the Company may be called upon to provide a distribution to NPC Holdings upon such time a triggering event should occur that would require a repurchase of outstanding shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Advisory Services Agreement.
In connection with the Acquisition, NPC, NPC Holdings and the Sponsor entered into an advisory services agreement pursuant to which the Sponsor provides to NPC Holdings, NPC and its other direct or indirect subsidiaries certain advisory and management services. Such agreement provides that the Sponsor will receive a $1.0 million annual fee payable quarterly in arrears. Such agreement also provides that the Sponsor shall be entitled to receive (i) customary fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions and (ii) reimbursement of out-of-pocket expenses incurred by the Sponsor or its designees in providing such services. The Company paid $0.8 million and $1.3 million to Sponsor for the fee during fiscal year 2014 and fiscal 2013, respectively.
Stockholders Agreement
Parent and all of the stockholders of Parent, including Olympus, certain affiliates of Olympus, Messrs. Schwartz, Cook, Vaughn and Hedrick, Ms. Sheedy and Ms. Walbert and other members of management are party to a Stockholders Agreement, dated November 6, 2011. Such Stockholders Agreement contains arrangements with respect to the election of directors of Parent, NPC and the other subsidiaries of Parent (with Olympus entitled to appoint all such directors, except that the boards of directors of each entity are to include Mr. Schwartz so long as he is the chief executive officer of Parent), preemptive rights, restrictions on transfers of shares, tag along rights with respect to transfers by Olympus and its affiliates, drag along rights and mandatory repurchases of capital stock of Parent held by employees of Parent or its subsidiaries (including NPC) upon the termination of such employment.
Investment Agreement
In connection with the Acquisition, Parent entered into an investment agreement with Olympus and certain of its affiliates and certain members of NPC’s management. Such agreement provides that, for so long as Olympus and its affiliates collectively hold at least 50% of the issued and outstanding shares of Parent’s common stock, Parent will not, and will cause NPC and its other subsidiaries not to, take any of the following actions (subject to certain exceptions) without the prior written consent of Olympus: (i) entering into any change of control transaction, (ii) paying any dividends or making any distributions, (iii) merging or consolidating with any other entity, (iv) selling or otherwise disposing of more than 20% of the consolidated assets of Parent and its subsidiaries, (v) liquidating, dissolving or effecting a recapitalization, (vi) acquiring any interest in any other entity or business or (vii) issuing or selling any equity interests other than pursuant to equity incentive plans approved by Parent’s board of directors).
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

KPMG, LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended December 30, 2014. PricewaterhouseCoopers LLP, an independent registered public accounting firm, served as our auditors for the fiscal year ended December 31, 2013 (amounts in thousands).

(in thousands) Type of Service	Fiscal Year Ended 2014	Fiscal Year Ended 2013
Audit fees	$501	$673
Audit-related fees	4	—
Tax fees	—	—
All other fees	—	—
Total	$505	$673
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
Pre-approval Policy
The policy of the Audit Committee of the Board of Managers of Holdings is to pre-approve all auditing services and non-audit services to be performed by the independent registered public accounting firm. Additionally, each permissible non-audit service provided in fiscal 2014 was reviewed and pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:

(1) Financial Statements. The consolidated financial statements and related notes, together with the reports of KPMG, LLP and PricewaterhouseCoopers LLP, appear in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 27, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 27, 2015:

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

10.15*	Advisory Services Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., NPC International, Inc. and Olympus Advisors V, LLC.
10.16*	Escrow Agreement, dated as of December 28, 2011, by and between NPC International Holdings, Inc., Merrill Lynch Global Private Equity, Inc. and Wells Fargo Bank, N.A.
10.17*	NPC International Holdings, Inc. 2011 Stock Option Plan.(1)
10.18*	Form of NPC International Holdings, Inc. Stock Option Agreement.(1)
10.19*	ISDA Master Agreement, dated as of February 23, 2012, between Coöperative Centrale Raiffeisen-Boerenleenbank B.A. and NPC International, Inc.
10.20*
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

10.22
NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).(1)

10.23
Amendment to Employment Agreement, dated as of July 22, 2013 by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and James K. Schwartz (incorporated herein by reference to Exhibit 10.8 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013). (1)

10.24
Amendment to Employment Agreement, dated as of July 22, 2013, by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and Troy D. Cook (incorporated herein by reference to Exhibit 10.9 to Holding's Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013). (1)

10.25
Form of Wendy’s International, Inc. Unit Franchise Agreement (incorporated herein by reference to Exhibit 10.22 to NPC’s Quarterly Report on Form 10-Q (File No. 333-138338) filed with the SEC on November 7, 2013).

10.26
Amendment No. 4 to Credit Agreement, dated as of December 16, 2013, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 7, 2014).

10.27
Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.26 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.28
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.27 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.29***	Letter Agreement regarding 2015 Bonus Eligibility dated March 4, 2015 between NPC International, Inc. and James K. Schwartz. (1)
10.30***	Letter Agreement regarding 2015 Bonus Eligibility dated March 4, 2015 between NPC International, Inc. and Troy D. Cook. (1)

14.1
NPC Restaurant Holdings, LLC Code of Business Conduct and Ethics, dated August 22, 2014 (incorporated herein by reference to Exhibit 14.1 to NPC’s Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on August 25, 2014).

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
101
Financial statements from the annual report on Form 10-K of NPC Restaurant Holdings, LLC for the fiscal year ended December 30, 2014, filed on March 27, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*
Filed as an exhibit with corresponding number to the Company’s registration statement on Form S-4 (File No 333-180524-03) filed with the SEC on April 3, 2012 and incorporated herein by reference. The registration statement is available under the filings of NPC on the Securities and Exchange Commission EDGAR system.

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