Form 10-Q
period 2015-03-31
NPC Restaurant Holdings, LLC
filed 2015-05-08
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of May 8, 2015, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$23,712	$12,063
Accounts and other receivables	8,803	10,475
Inventories	9,767	10,591
Prepaid expenses and other current assets	6,793	7,565
Assets held for sale	5,511	5,571
Deferred income taxes	12,482	13,039
Income taxes receivable	—	2,606
Total current assets	67,068	61,910
Facilities and equipment, less accumulated depreciation of $128,845 and $118,984, respectively	199,149	198,122
Franchise rights, less accumulated amortization of $54,301 and $49,650, respectively	634,419	639,045
Goodwill	294,626	294,626
Other assets, net	41,543	42,652
Total assets	$1,236,805	$1,236,355
Liabilities and member’s equity
Current liabilities:
Accounts payable	$32,374	$34,844
Accrued liabilities	50,854	43,397
Accrued interest	5,187	13,065
Income taxes payable	2,441	—
Current portion of insurance reserves	12,535	11,677
Current portion of debt	4,158	4,158
Total current liabilities	107,549	107,141
Long-term debt	589,184	591,263
Other deferred items	41,308	41,229
Insurance reserves	19,212	18,974
Deferred income taxes	207,552	210,723
Total long-term liabilities	857,256	862,189
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of March 31, 2015 and December 30, 2014)	—	—
Member’s capital	272,000	267,025
Total member’s equity	272,000	267,025
Total liabilities and member’s equity	$1,236,805	$1,236,355
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Sales:
Net product sales	$295,571	$282,303
Fees and other income	13,637	13,950
Total sales	309,208	296,253
Costs and expenses:
Cost of sales	85,725	87,907
Direct labor	88,645	83,469
Other restaurant operating expenses	95,717	89,619
General and administrative expenses	16,702	15,459
Corporate depreciation and amortization of intangibles	5,247	5,097
Other	985	305
Total costs and expenses	293,021	281,856
Operating income	16,187	14,397
Interest expense	10,465	10,162
Income before income taxes	5,722	4,235
Income tax expense	747	1,279
Net income	$4,975	$2,956

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 30, 2014	$267,025
Net income	4,975
Balance at March 31, 2015	$272,000
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Operating activities
Net income	$4,975	$2,956
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,933	15,048
Amortization of debt issuance costs	953	1,013
Deferred income taxes	(2,614)	(906)
Other	1,023	64
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	1,449	4,135
Inventories	824	(569)
Prepaid expenses and other current assets	772	466
Accounts payable	(2,470)	(2,181)
Income taxes	5,047	1,562
Accrued interest	(7,878)	(3,553)
Accrued liabilities	6,225	6,607
Insurance reserves	1,096	537
Other deferred items	162	(336)
Other assets	(47)	(70)
Net cash provided by operating activities	24,450	24,773
Investing activities
Capital expenditures	(11,018)	(19,246)
Proceeds from sale or disposition of assets	296	324
Net cash used in investing activities	(10,722)	(18,922)
Financing activities
Borrowings under revolving credit facility	59,000	39,500
Payments under revolving credit facility	(59,000)	(46,500)
Payments on term bank facilities	(2,079)	(625)
Payment of accrued purchase price to sellers	—	(10,875)
Net cash used in financing activities	(2,079)	(18,500)
Net change in cash and cash equivalents	11,649	(12,649)
Beginning cash and cash equivalents	12,063	20,035
Ending cash and cash equivalents	$23,712	$7,386
Supplemental disclosures of cash flow information:
Net cash paid for interest	$17,350	$12,662
Net cash (received) paid for income taxes	$(1,685)	$581

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
Certain reclassifications have been made to the Consolidated Statements of Income (unaudited) to conform to current year reporting.
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. In April 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter of fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Under the proposal, early application would be permitted, but not before the original effective date. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. If we had adopted this standard in the first quarter of fiscal 2015, the result would have been the reclassification of $13.5 million and $14.5 million as of March 31, 2015 and December 30, 2014, respectively, from deferred financing costs to long-term debt in our consolidated balance sheets.

Note 2 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 13 weeks ended March 31, 2015.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,720	$(54,301)	$634,419
Favorable leasehold interests	13,850	(3,351)	10,499
Unfavorable leasehold interests	(17,105)	6,646	(10,459)
	$685,465	$(51,006)	$634,459

	December 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,695	$(49,650)	$639,045
Favorable leasehold interests	14,479	(3,679)	10,800
Unfavorable leasehold interests	(17,417)	6,447	(10,970)
	$685,757	$(46,882)	$638,875
Amortization expense on intangible assets was $4.4 million and $4.2 million for the 13-week periods ended March 31, 2015 and April 1, 2014, respectively.
Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	March 31, 2015	December 30, 2014
Term Loan	$403,342	$405,421
Senior Notes	190,000	190,000
Revolving Facility ($110 million) (1)	—	—
	593,342	595,421
Less current portion	4,158	4,158
	$589,184	$591,263

(1)
The Company had $90.9 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $19.1 million of outstanding letters of credit at March 31, 2015 and at 12/30/2014.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 31, 2015, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company was not required to make a mandatory pre-payment in fiscal 2015 based on its fiscal 2014 results. However, the Company currently anticipates that it may be required to make a mandatory prepayment in fiscal 2016, but such amount cannot be reasonably estimated at this time.
Note 4 – Fair Value Measurements

FASB Accounting Standard Codification Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:
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
The following tables summarize the carrying amounts and fair values of certain assets at March 31, 2015 and December 30, 2014, (in thousands):

	March 31, 2015
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,227	$6,764	$3,463	$—
Fixed income(1)	5,374	1,499	3,875	—
Money market fund(2)	19,885	—	19,885	—

	December 30, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,053	$6,678	$3,375	$—
Fixed income(1)	5,355	1,542	3,813	—
Money market fund(2)	7,602	—	7,602	—

`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At March 31, 2015 and December 30, 2014, $0.4 million and $0.5 million, respectively, of the balances in the money market fund related to the Deferred Compensation and POWR Plans and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	March 31, 2015	December 30, 2014
Term Loan	$397,292	$391,231
Senior Notes	200,450	196,650
Revolving Facility	—	—
	$597,742	$587,881
Carrying value	$593,342	$595,421
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
Note 5 – Income Taxes

For the 13 weeks ended March 31, 2015, the Company recorded income tax expense of $0.7 million which resulted in an effective income tax rate of 13.1% compared to income tax expense of $1.3 million and an effective income tax rate of 30.2% for the prior year period. The lower than statutory rate for the first quarter of 2015 was primarily due to tax credits in relation to lower projected taxable income. For the same period of the prior year, income tax expense included an adjustment to deferred taxes for a change in the applicable state income tax rate of $1.2 million and tax expense of $0.1 million which was primarily due to tax credits in relation to lower projected taxable income.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $2.8 million at March 31, 2015 and December 30, 2014.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 30, 2014
Payroll and vacation	$19,454	$16,535
Deferred revenue, vendor rebates	5,838	391
Sales tax payable	5,157	4,978
Other	20,405	21,493
	$50,854	$43,397
Note 7 – Commitments and Contingencies

From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
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

Note 9 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets, operations or cash flows as of March 31, 2015. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of March 31, 2015 and December 30, 2014, and for each of the 13-week periods ended March 31, 2015 and April 1, 2014 (in thousands):
Condensed Consolidating Statements of Income

	13 Weeks Ended March 31, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$260,567	$48,641	$—	$—	$309,208
Total costs and expenses	—	245,852	47,169	—	—	293,021
Operating income	—	14,715	1,472	—	—	16,187
Interest expense	—	10,465	—	—	—	10,465
Equity in net income of subsidiary	4,975	1,280	—	—	(6,255)	—
Income before income taxes	4,975	5,530	1,472	—	(6,255)	5,722
Income tax expense	—	555	192	—	—	747
Net income	$4,975	$4,975	$1,280	$—	$(6,255)	$4,975

	13 Weeks Ended April 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$266,368	$29,885	$—	$—	$296,253
Total costs and expenses	—	251,970	29,886	—	—	281,856
Operating income (loss)	—	14,398	(1)	—	—	14,397
Interest expense	—	10,162	—	—	—	10,162
Equity (deficit) in net income of subsidiary	2,965	(9)	—	—	(2,956)	—
Income (loss) before income taxes	2,965	4,227	(1)	—	(2,956)	4,235
Income tax expense	—	1,271	8	—	—	1,279
Net income (loss)	$2,965	$2,956	$(9)	$—	$(2,956)	$2,956

Condensed Consolidating Balance Sheet

	March 31, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$56,649	$10,419	$—	$—	$67,068
Facilities and equipment, net	—	161,311	37,838	—	—	199,149
Franchise rights, net	—	588,759	45,660	—	—	634,419
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	272,000	77,292	—	—	(349,292)	—
Other assets, net	—	39,722	1,821	—	—	41,543
Total assets	$272,000	$1,214,235	$99,862	$—	$(349,292)	$1,236,805
Liabilities and member’s equity:
Current liabilities	$—	$91,045	$16,504	$—	$—	$107,549
Long-term debt	—	589,184	—	—	—	589,184
Other liabilities and deferred items	—	55,039	5,481	—	—	60,520
Deferred income taxes	—	206,967	585	—	—	207,552
Member’s equity	272,000	272,000	77,292	—	(349,292)	272,000
Total liabilities and member’s equity	$272,000	$1,214,235	$99,862	$—	$(349,292)	$1,236,805

	December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$51,700	$10,210	$—	$—	$61,910
Facilities and equipment, net	—	162,248	35,874	—	—	198,122
Franchise rights, net	—	592,633	46,412	—	—	639,045
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	267,025	75,902	—	—	(342,927)	—
Other assets, net	—	40,794	1,858	—	—	42,652
Total assets	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355
Liabilities and member’s equity:
Current liabilities	$—	$90,701	$16,440	$—	$—	$107,141
Long-term debt	—	591,263	—	—	—	591,263
Other liabilities and deferred items	—	55,467	4,736	—	—	60,203
Deferred income taxes	—	209,323	1,400	—	—	210,723
Member’s equity	267,025	267,025	75,902	—	(342,927)	267,025
Total liabilities and member’s equity	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355

Condensed Consolidating Statements of Cash Flows

	13 Weeks Ended March 31, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$20,689	$3,761	$—	$—	$24,450
Investing activities:
Capital expenditures	—	(7,127)	(3,891)	—	—	(11,018)
Investment in NPCQB	—	(110)	—	—	110	—
Proceeds from sale or disposition of assets	—	258	38	—	—	296
Net cash flows used in investing activities	—	(6,979)	(3,853)	—	110	(10,722)
Financing activities:
Investment from parent	—	—	110	—	(110)	—
Net payments on debt	—	(2,079)	—	—	—	(2,079)
Net cash flows (used in) provided by financing activities	—	(2,079)	110	—	(110)	(2,079)
Net change in cash and cash equivalents	—	11,631	18	—	—	11,649
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$22,909	$803	$—	$—	$23,712

	13 Weeks Ended April 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$20,390	$4,383	$—	$—	$24,773
Investing activities:
Capital expenditures	—	(18,191)	(1,055)	—	—	(19,246)
Return of investment in NPCQB	—	3,387	—	—	(3,387)	—
Proceeds from sale or disposition of assets	—	324	—	—	—	324
Net cash flows used in investing activities	—	(14,480)	(1,055)	—	(3,387)	(18,922)
Financing activities:
Accrued purchase price paid to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(7,625)	—	—	—	(7,625)
Distribution to parent	—	—	(3,387)	—	3,387	—
Net cash flows used in financing activities	—	(18,500)	(3,387)	—	3,387	(18,500)
Net change in cash and cash equivalents	—	(12,590)	(59)	—	—	(12,649)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$6,580	$806	$—	$—	$7,386

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Cautionary Statement Regarding Forward Looking Information
This report includes forward-looking statements regarding, among other things, our plans, strategies, and prospects, both business and financial. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and may contain words and phrases such as “may,” “expect,” “should,” “anticipate,” “intend,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, there can be no assurance we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from our forward-looking statements, expectations and historical trends include, but are not limited to, the following:

•	competitive conditions;

•	general economic and market conditions;

•	effectiveness of franchisor advertising programs and the overall success of our franchisors;

•	increases in commodity, labor, fuel and other costs;

•	effectiveness of the hedging program for cheese prices directed by Restaurant Supply Chain Solutions, LLC (“RSCS”) for the Pizza Hut system;

•	significant disruptions in service or supply by any of our suppliers or distributors;

•	changes in consumer tastes, geographic concentration and demographic patterns;

•	consumer concerns about health and nutrition;

•	our ability to manage our growth and successfully implement our business strategy;

•	the risks associated with the expansion of our business, including risks relating to the integration of the Wendy’s restaurants acquired by us;

•	the effect of disruptions to our computer and information systems or cyber attacks;

•	the effect of local conditions, events and natural disasters;

•	general risks associated with the restaurant industry;

•	the outcome of pending or yet-to-be instituted legal proceedings;

•	regulatory factors, including changing laws and regulations related to healthcare coverage, employee matters and menu labeling, which may adversely affect our business and results of operations;

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness and to comply with the related financial covenants;

•	restrictions contained in our debt agreements;

•	availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014 (“2014 Form 10-K”) as well as our unaudited consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov.
Overview
NPC was founded in 1962, is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2014 “Top 200 Restaurant Franchisees” by Franchise Times, and is the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of March 31, 2015 we operated 1,270 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of March 31, 2015, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of March 31, 2015, we operated 143 Wendy’s units in 5 states. We expect to continue to expand our Wendy’s operations from the opportunistic acquisitions of restaurants in additional markets and through organic growth through development of new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2015 and 2014 each contain 52 weeks. Each quarterly period in fiscal years 2015 and 2014 has 13 weeks.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 13 weeks ended March 31, 2015, pizza sales accounted for approximately 76% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 50% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At March 31, 2015, 92% of our Pizza Hut units include the WingStreet product line. We converted 27 units to include the WingStreet product line during the 13 weeks ended March 31, 2015 and currently expect to convert 68 additional units to WingStreet during fiscal 2015. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

Our Wendy’s restaurants are generally free-standing and include a pick-up window in addition to a dining room with counter service. Approximately 65% to 70% of sales at our Wendy’s units are transacted through the pick-up window. Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. The Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals.
The following table sets forth certain information with respect to each year-to-date fiscal period:

	13 weeks Ended
	March 31, 2015		April 1, 2014
Number of restaurants open at the end of the period:
Pizza Hut
Delco	602		571
RR	158		166
RBD	510		526
Total Pizza Hut units	1,270	(1)	1,263	(1)
Wendy’s units	143		91
Total units	1,413		1,354

(1)	Includes 1,171 units and 927 units offering the WingStreet product line at March 31, 2015 and April 1, 2014, respectively.
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

Beginning in fiscal 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These incentives are recorded as a reduction to OROE in the year the qualifying asset is opened. The offering of Development Incentives is renewable annually at PHI’s discretion and was renewed for fiscal 2015, with modified threshold criteria.
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform (the “WingStreet Incentive”), for fiscal 2013 through fiscal 2015. WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and will be received within 12 months of unit conversion. We converted 27 units during the 13 weeks ended March 31, 2015 that were eligible for the incentive and we currently expect to convert an additional 68 units during fiscal 2015 which will complete our WingStreet conversion program.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both the 13 week periods ended March 31, 2015 and April 1, 2014. Our blended average Wendy’s royalty rate as a percentage of total sales was 3.9% for both the 13 weeks ended March 31, 2015 and April 1, 2014.
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
Commodity Prices

For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the first quarter of fiscal 2015, the block cheese price averaged $1.54 per pound, a decrease of $0.71 or 32% versus the average price for the first quarter of fiscal 2014. Conversely, meat prices increased $0.08 per pound or approximately 5% versus the average price for the first quarter of fiscal 2014.

Based upon current market conditions, we currently expect overall commodity deflation for our Pizza Hut operations of approximately 3% to 5% and commodity inflation for our Wendy’s operations of approximately 1% to 2% (primarily beef) for fiscal 2015 as compared to fiscal 2014.
Labor Cost
The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our Pizza Hut delivery sales mix increases, labor costs for our Pizza Hut operations would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $1.1 million in fiscal 2015. However, there are currently a number of federal and state initiatives and proposals to further increase minimum wage rates, which could be material to our operations.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in 2015. Based upon our current evaluation, the Federal Health Care Acts are expected to result in a modest increase in our direct labor expense in fiscal 2015.
Additionally, changes in federal labor laws and regulations and governmental agency determinations relating to union organizing rights and activities could result in portions of our workforce being subjected to greater organized labor influence, thereby potentially increasing our labor costs, and could have a material adverse effect on our business, results of operations and financial condition.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2014 Form 10-K filed on March 27, 2015. There have been no significant changes with respect to these policies during the 13 weeks ended March 31, 2015.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week periods ended March 31, 2015 and April 1, 2014:

	13 Weeks Ended
Consolidated	March 31, 2015	April 1, 2014
Net product sales, (in thousands)	$295,571	$282,303
Fees and other income, (in thousands)	$13,637	$13,950
Net product sales	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	29.0%	31.1%
Direct labor	30.0%	29.6%
Other restaurant operating expenses	32.4%	31.8%

Pizza Hut
Comparable store sales	(3.0)%	(4.7)%
Net product sales, (in thousands)	$246,930	$252,418
Fees and other income, (in thousands)	$13,637	$13,950
Net product sales	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.4%	30.9%
Direct labor	30.2%	29.6%
Other restaurant operating expenses	32.8%	32.0%

Wendy’s
Comparable store sales(1)	0.8%	N/A
Net product sales, (in thousands)	$48,641	$29,885
Net product sales	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	32.0%	33.0%
Direct labor	29.0%	29.7%
Other restaurant operating expenses	30.2%	29.8%

(1)
Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months. Comparable store sales for the 13 week period ended March 31, 2015 include the Wendy’s units acquired during fiscal 2013.

(2)	Stated as a percentage of net product sales.

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Pizza Hut Sales by occasion:
Delivery	43%	40%
Carryout	45%	48%
Dine-in	12%	12%

Wendy’s sales by occasion:
Pick-up window	70%	65%
Counter service	30%	35%
Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended
	March 31, 2015			April 1, 2014
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,420	143	1,277	1,354	91	1,263
Acquired	—	—	—	—	—	—
Developed(1)	4	—	4	4	—	4
Closed(1)	(11)	—	(11)	(4)	—	(4)
End of period	1,413	143	1,270	1,354	91	1,263
Equivalent units(2)	1,412	143	1,269	1,349	91	1,258

(1)
For Pizza Hut, three units and one unit were relocated or rebuilt and are included in both the developed and closed totals above for the 13 week periods ended March 31, 2015 and April 1, 2014, respectively.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.

13 Weeks Ended March 31, 2015 Compared to the 13 Weeks Ended April 1, 2014

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the first quarter of fiscal 2015 compared to the same period of fiscal 2014 were $246.9 million and $252.4 million, respectively, a decrease of $5.5 million or 2.2%, resulting from a decline in comparable store sales of 3.0% for the first quarter of fiscal 2015, rolling over last year’s comparable store sales decrease of 4.7%, which was partially offset by a 0.9% increase in equivalent units.
Fees and Other Income. Fees and other income for the first quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $13.6 million and $14.0 million, respectively, a decrease of $0.4 million or 2.2%, largely due to a decrease in customer delivery charge income due to decreased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, was $70.1 million and $78.1 million, respectively, a decrease of $8.0 million or 10.1%. Cost of sales decreased 2.5% as a percentage of net product sales, to 28.4%, compared to 30.9% in the first quarter of fiscal 2014 largely due to lower ingredient costs, primarily cheese, and favorable product mix and promotional strategies as compared to the prior year quarter.
Direct Labor. Pizza Hut direct labor costs for the first quarter of fiscal 2015, as compared to fiscal 2014, were $74.5 million and $74.6 million, respectively, a decrease of $0.1 million, or 0.1%. Direct labor costs were 30.2% of net product sales for the first quarter of fiscal 2015, a 0.6% increase compared to the same quarter in the prior year. This increase was primarily due to the deleveraging effect of negative comparable store sales on fixed labor costs, increased delivery sales mix, which is more labor intensive, and higher health insurance expense.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the first quarter of fiscal 2015 were $81.0 million compared to $80.7 million for the same quarter in the prior year, an increase of $0.3 million, or 0.4%. OROE were 32.8% of net product sales for the first quarter of fiscal 2015 compared to 32.0% of net product sales for the prior year quarter, an increase of 0.8%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended April 1, 2014	32.0%
Development Incentives and WingStreet Incentives	0.4
Insurance expense	0.3
Advertising expense	0.3
Deleveraging effect on occupancy costs	0.2
Restaurant manager bonuses	0.2
Depreciation expense	(0.4)
Delivery driver reimbursement expense	(0.3)
Other	0.1
OROE as a percentage of net product sales for the 13 weeks ended March 31, 2015	32.8%

Depreciation expense included in OROE for our Pizza Hut operations was $8.4 million or 3.4% of net product sales for the first quarter of fiscal 2015 compared to $9.5 million or 3.8% of net product sales for the prior year quarter.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the first quarter of fiscal 2015 compared to the same period of fiscal 2014 were $48.6 million and $29.9 million, respectively, an increase of $18.7 million which was primarily due to the July 2014 acquisition of 56 Wendy’s restaurants and positive comparable store sales of 0.8% for the units acquired in fiscal 2013.
Cost of Sales. Wendy’s cost of sales for the first quarter of fiscal 2015 as compared to the same period of fiscal 2014, was $15.6 million and $9.9 million, respectively, an increase of $5.7 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Cost of sales decreased 1.0% as a percentage of net product sales, to 32.0%, compared to 33.0% in the prior year quarter largely due to favorable product mix, promotional strategies and improved food waste which more than offset higher beef costs.
Direct Labor. Wendy’s direct labor costs for the first quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $14.1 million and $8.9 million, respectively, an increase of $5.2 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Direct labor costs were 29.0% of net product sales for the first quarter of fiscal 2015, a 0.7% decrease compared to the prior year quarter largely due to improved labor efficiency.
Other Restaurant Operating Expenses. Wendy’s OROE for the first quarter of fiscal 2015 were $14.7 million compared to $8.9 million for the prior year quarter, an increase of $5.8 million due to the July 2014 acquisition of 56 Wendy’s restaurants. OROE increased 0.4% as a percentage of net product sales, to 30.2% of net product sales for the first quarter of fiscal 2015, compared to 29.8% in the prior year quarter.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended April 1, 2014	29.8%
Depreciation expense	0.2
Operating supplies expense	0.2
Restaurant manager bonuses	0.2
Occupancy costs	(0.3)
Other	0.1
OROE as a percentage of net product sales for the 13 weeks ended March 31, 2015	30.2%
Depreciation expense included in OROE for our Wendy’s operations was $1.6 million or 3.3% of net product sales for the first quarter of fiscal 2015 compared to $0.9 million or 3.0% of net product sales for the prior year quarter.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the first quarter of fiscal 2015 were $16.7 million compared to $15.5 million for the first quarter of fiscal 2014, an increase of $1.2 million or 8.0%. This increase was primarily due to higher field personnel costs and credit card transaction fees directly attributable to the Wendy’s operations for units acquired in July 2014. The remaining increase was due to higher credit card transaction fees and field personnel costs for the Pizza Hut operations.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the first quarter of fiscal 2015 was $5.2 million compared to $5.1 million for the first quarter of fiscal 2014, an increase of $0.1 million.

Other. During the first quarter of fiscal 2015 we recorded $1.0 million for facility action charges and impairment charges compared to $0.3 million for the first quarter of fiscal 2014 for direct acquisition costs related to the Wendy’s acquisitions.

Interest Expense. Interest expense was $10.5 million for the first quarter of fiscal 2015 compared to $10.2 million for the prior year quarter. Our cash borrowing rate decreased 0.1% to 6.3% for the first quarter of fiscal 2015 as compared to the prior year quarter. Our average outstanding debt balance increased $28.9 million to $601.6 million for the first quarter of fiscal 2015 as compared to the same period last year due to additional borrowings on our term loan to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $1.0 million for amortization of deferred debt issuance costs in both the first quarter of fiscal 2015 and fiscal 2014.

Income Taxes. For the first quarter of fiscal 2015, we recorded income tax expense of $0.7 million or an effective rate of 13.1% compared to income tax expense of $1.3 million or an effective rate of 30.2% for the first quarter of fiscal 2014. The lower than statutory rate for both the first quarter of fiscal 2015 and fiscal 2014 was primarily due to tax credits in relation to lower projected taxable income. The first quarter of fiscal 2014 included an adjustment to deferred taxes for a change in the applicable state income tax rate of $1.2 million.
Net Income. Net income for the first quarter of fiscal 2015 was $5.0 million compared to $3.0 million for the prior year quarter, an increase of $2.0 million. The increase in net income is primarily attributable to improved profitability from our Wendy’s operations and the 56 Wendy’s units acquired in July 2014. Additionally, our Pizza Hut operations generated improved profitability as decreases in ingredient costs and favorable product mix more than offset the impact of negative comparable store sales.
Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, asset refurbishment and Image Activations, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility. Future acquisitions, depending on the size, may require borrowings beyond those available on our existing revolving credit facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital.
Our working capital was a deficit of $40.5 million at March 31, 2015. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At March 31, 2015, we had $90.9 million of borrowing capacity available under our revolving credit facility net of $19.1 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 13 weeks ended March 31, 2015 was $24.5 million compared to $24.8 million for the same period of the prior year or a $0.3 million decrease. This decrease was primarily due to a $0.9 million negative change in our non-cash items and a $1.4 million negative net change in assets and liabilities, which was partially offset by a $2.0 million increase in our net income. The $1.4 million negative net change in assets and liabilities was primarily due to the relative change in accounts receivable and the reduction in accrued interest in the first quarter of fiscal 2015, partially offset by a reduction in net taxes payable in the first quarter of fiscal 2015.
Cash flows from investing activities
Cash flows used in investing activities were $10.7 million for the 13 weeks ended March 31, 2015 due to $11.0 million of investments in capital expenditures partially offset by $0.3 million of proceeds from the disposition of assets. Cash flows used in investing activities were $18.9 million for the 13 weeks ended April 1, 2014 due to $19.2 million of investments in capital expenditures, partially offset by $0.3 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $45.0 million to $50.0 million in fiscal 2015, consisting of approximately $34.0 million in our Pizza Hut operations and approximately $14.0 million in our Wendy’s operations.
Cash flows from financing activities
Net financing outflows were $2.1 million for the 13 weeks ended March 31, 2015 due to a $2.1 million principal payment on the term loan. Net financing cash outflows were $18.5 million for the first quarter of fiscal 2014 due to payments of $10.9 million for post-closing amounts to the former owners of Holdings relating to the acquisition of Holdings by NPC Holdings (the “Acquisition”), net payments on the revolving credit facility of $7.0 million and a $0.6 million principal payment on the term loan.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We were not required to make a mandatory pre-payment in fiscal 2015 based on our fiscal 2014 results. However, we currently anticipate that we may be required to make a mandatory prepayment in fiscal 2016, but such amount cannot be reasonably estimated at this time.
As of March 31, 2015, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of March 31, 2015 were as follows:

			Covenant requirement
	Actual		2015	2016	2017
Maximum leverage ratio	4.94x	Not more than	5.50x	5.00x	4.75x
Minimum interest coverage ratio	1.75x	Not less than	1.35x	1.40x	1.40x
The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA; “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in Amendment No. 4 to Credit Agreement, which was filed with the SEC on March 7, 2014 as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended December 31, 2013. The Credit Agreement provides that each of the above defined terms includes the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.
As described above, we were in compliance with the maximum leverage ratio and the minimum interest coverage ratio on March 31, 2015. Based on our current operations and our internal financial forecasts, we believe we will be in compliance with these financial covenants through the remainder of fiscal 2015 and fiscal 2016. However, the degree of cushion in meeting the maximum leverage ratio in the future may be narrower than in prior periods and will be dependent on, among other things, Pizza Hut and Wendy’s brand performance, our operating cash flows, volatility in commodity prices for meat and cheese, and economic conditions.

In the event that our future results of operations are significantly less than forecast and our mitigating actions are insufficient to prevent a breach of the maximum leverage ratio covenant, such a breach would constitute an event of default under the credit agreement for the Senior Secured Credit Facilities, and in such event the lenders could provide notice to us that they were exercising their remedies. These remedies would include canceling the commitment to lend to us and accelerating the repayment of principal, interest and other amounts payable under the Senior Secured Credit Facilities to be immediately due and payable, which would cause a default under the Senior Notes. We would have options to obtain and manage cash resources that would include seeking a new credit facility, selling equity or debt securities, reducing expenses and capital expenditures, or selling assets.

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At March 31, 2015, we had $90.9 million of borrowing capacity available under our Revolving Facility net of $19.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our credit agreement. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.
Non-GAAP measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with generally accepted accounting principles (“GAAP”). We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe the elimination of interest expense, depreciation and amortization, as well as income taxes and certain other items of a non-operational nature as noted in the table below, give investors and management useful information to compare the performance of our core operations over different periods.
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended
	March 31, 2015	April 1, 2014
Net income	$4,975	$2,956
Adjustments:
Interest expense	10,465	10,162
Income taxes	747	1,279
Depreciation and amortization	14,933	15,048
Pre-opening expenses and other	1,396	653
Development and WingStreet Incentives	(240)	(1,140)
Adjusted EBITDA	$32,276	$28,958

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

Letters of Credit
As of March 31, 2015, we had letters of credit of $19.1 million issued under our Senior Secured Credit Facilities in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of March 31, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2014 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of March 31, 2015, we had $403.3 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million without taking into account the interest rate floor and cap described below. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of March 31, 2015 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $1.5 million for the 13 weeks ended March 31, 2015 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $1.6 million for the 13 weeks ended March 31, 2015.

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

There has been no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to its business. In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in our 2014 Form 10-K.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 8, 2015.

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

2.05
Asset Purchase Agreement dated as of June 11, 2014, by and among Wendelta, Inc., Wendelta Property Holdings, LLC, Carlisle VANC, LLC, Realty VANC, LLC, Carlisle Corporation and NPC Quality Burgers, Inc. (incorporated herein by reference to Exhibit 2.05 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

3.01
Certificate of Formation, as amended, of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 3.1 to Holdings’ Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on September 12, 2012).

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
10.20
Amendment No. 2 to Credit Agreement, dated as of May 16, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc. (incorporated by reference to Exhibit 10.20 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.21
Amendment No. 3 to Credit Agreement, dated as of November 21, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated by reference to Exhibit 10.21 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.22
Wendy’s International, Inc. unit franchise agreement dated as of July 22, 2013. (incorporated herein by reference to Exhibit 10.22 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 7, 2013)

10.23
Amendment to Employment Agreement, dated as of July 22, 2013 by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and James K. Schwartz (incorporated herein by reference to Exhibit 10.8 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 2, 2013).

10.24
Amendment to Employment Agreement, dated as of July 22, 2013, by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and Troy D. Cook (incorporated herein by reference to Exhibit 10.9 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 2, 2013).

10.25
Amendment No. 4 to Credit Agreement, dated as of December 16, 2013, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated by reference to Exhibit 10.26 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 7, 2014).

10.26
Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.26 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.27
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.27 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

14.1
NPC Restaurant Holdings, LLC Code of Business Conduct and Ethics, dated August 22, 2014 (incorporated herein by reference to Exhibit 14.1 to Holdings’ Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on August 25, 2014)

21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated by reference to Exhibit 21.01 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 27, 2015).
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 week period ended March 31, 2015, filed on May 8, 2015, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 week periods ended March 31, 2015 and April 1, 2014, (ii) the Consolidated Balance Sheets (unaudited) at March 31, 2015 and December 30, 2014, (iii) the Consolidated Statement of Member’s Equity (unaudited) for the 13 weeks ended March 31, 2015, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended March 31, 2015 and April 1, 2014, and (v) the Notes to the Unaudited Consolidated Financial Statements.

*	Filed as an exhibit with corresponding number to the registration statement on Form S-4 (File No 333-180524) of Holdings and NPC and incorporated herein by reference.
**
Portions of these documents have been omitted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 0-13007 - CF#25955). Omitted portions of these documents are indicated with an asterisk.

***	Filed or furnished herewith