Form 10-Q
period 2015-06-30
NPC Restaurant Holdings, LLC
filed 2015-08-14
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of August 14, 2015, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$33,483	$12,063
Accounts and other receivables	6,610	10,475
Inventories	10,432	10,591
Prepaid expenses and other current assets	5,721	7,565
Assets held for sale	5,479	5,571
Deferred income taxes	12,870	13,039
Income taxes receivable	—	2,606
Total current assets	74,595	61,910
Facilities and equipment, less accumulated depreciation of $141,328 and $118,984, respectively	198,404	198,122
Franchise rights, less accumulated amortization of $58,975 and $49,650, respectively	629,770	639,045
Goodwill	294,626	294,626
Other assets, net	39,398	42,652
Total assets	$1,236,793	$1,236,355
Liabilities and member’s equity
Current liabilities:
Accounts payable	$36,279	$34,844
Accrued liabilities	45,471	43,397
Accrued interest	11,411	13,065
Income taxes payable	574	—
Current portion of insurance reserves	12,609	11,677
Current portion of debt	4,158	4,158
Total current liabilities	110,502	107,141
Long-term debt	588,144	591,263
Other deferred items	41,212	41,229
Insurance reserves	19,298	18,974
Deferred income taxes	205,565	210,723
Total long-term liabilities	854,219	862,189
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of June 30, 2015 and December 30, 2014)	—	—
Member’s capital	272,072	267,025
Total member’s equity	272,072	267,025
Total liabilities and member’s equity	$1,236,793	$1,236,355
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Sales:
Net product sales	$292,951	$273,232	$588,522	$555,535
Fees and other income	13,285	12,674	26,922	26,624
Total sales	306,236	285,906	615,444	582,159
Costs and expenses:
Cost of sales	84,605	86,404	170,330	174,311
Direct labor	88,363	80,957	177,008	164,426
Other restaurant operating expenses	97,158	91,506	192,875	181,125
General and administrative expenses	17,412	15,684	34,114	31,143
Corporate depreciation and amortization of intangibles	5,262	5,097	10,509	10,194
Net facility impairment and closure costs	3,730	487	4,677	568
Other	355	(532)	393	(308)
Total costs and expenses	296,885	279,603	589,906	561,459
Operating income	9,351	6,303	25,538	20,700
Interest expense	10,492	10,042	20,957	20,204
(Loss) income before income taxes	(1,141)	(3,739)	4,581	496
Income tax benefit	(1,213)	(2,365)	(466)	(1,086)
Net income (loss)	$72	$(1,374)	$5,047	$1,582

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 30, 2014	$267,025
Net income	5,047
Balance at June 30, 2015	$272,072
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	26 weeks ended
	June 30, 2015	July 1, 2014
Operating activities
Net income	$5,047	$1,582
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,079	30,935
Amortization of debt issuance costs	1,961	1,928
Deferred income taxes	(4,989)	(1,281)
Net facility impairment and closure costs	4,677	568
Other	473	(584)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	3,291	1,993
Inventories	159	(932)
Prepaid expenses and other current assets	1,844	(1,194)
Accounts payable	1,435	6,219
Income taxes	3,180	(1,395)
Accrued interest	(1,654)	681
Accrued liabilities	1,365	2,702
Insurance reserves	1,256	1,685
Other deferred items	47	(1,366)
Other assets	(122)	(258)
Net cash provided by operating activities	49,049	41,283
Investing activities
Capital expenditures	(26,466)	(35,105)
Proceeds from sale-leaseback transactions	1,408	—
Proceeds from sale or disposition of assets	548	2,373
Net cash used in investing activities	(24,510)	(32,732)
Financing activities
Borrowings under revolving credit facility	59,000	60,800
Payments under revolving credit facility	(59,000)	(67,800)
Issuance of debt	—	40,000
Payments on term bank facilities	(3,119)	(1,665)
Debt issue costs	—	(693)
Purchase of Company stock	—	(60)
Payment of accrued purchase price to sellers	—	(10,875)
Net cash (used in) provided by financing activities	(3,119)	19,707
Net change in cash and cash equivalents	21,420	28,258
Beginning cash and cash equivalents	12,063	20,035
Ending cash and cash equivalents	$33,483	$48,293
Supplemental disclosures of cash flow information:
Net cash paid for interest	$20,571	$17,519
Net cash paid for income taxes	$1,345	$3,342

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
Certain reclassifications have been made to the Consolidated Statements of Operations (unaudited) to conform to current year reporting.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements are not included herein.
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
The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard which will become effective for the Company beginning with the first quarter of fiscal 2018. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Under the proposal, early application would be permitted, but not before the original effective date. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
Note 2 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 26 weeks ended June 30, 2015.

The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company based its goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. As a result of negative comparable store sales in the Company’s Pizza Hut operations, the Company performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of the Company’s annual impairment testing in the second quarter, the Company determined that goodwill was not impaired.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,745	$(58,975)	$629,770
Favorable leasehold interests	13,850	(3,776)	10,074
Unfavorable leasehold interests	(17,105)	7,145	(9,960)
	$685,490	$(55,606)	$629,884

	December 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,695	$(49,650)	$639,045
Favorable leasehold interests	14,479	(3,679)	10,800
Unfavorable leasehold interests	(17,417)	6,447	(10,970)
	$685,757	$(46,882)	$638,875
Amortization expense on intangible assets was $4.6 million and $4.2 million for the 13-week periods ended June 30, 2015 and July 1, 2014, respectively and $9.0 million and $8.4 million for the 26-week periods ended June 30, 2015 and July 1, 2014, respectively.
Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	June 30, 2015	December 30, 2014
Term Loan	$402,302	$405,421
Senior Notes	190,000	190,000
Revolving Facility ($110 million) (1)	—	—
	592,302	595,421
Less current portion	4,158	4,158
	$588,144	$591,263

(1)
The Company had $90.9 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $19.1 million of outstanding letters of credit at June 30, 2015 and at December 30, 2014.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 30, 2015, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company currently estimates that it may be required to make a payment of $5.0 million to $7.0 million in fiscal 2016. However, because this is a preliminary estimate, it is possible that no excess cash flow mandatory prepayment could ultimately be required.
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
The following tables summarize the carrying amounts and fair values of certain assets at June 30, 2015 and December 30, 2014, (in thousands):

	June 30, 2015
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,820	$6,198	$3,622	$—
Fixed income(1)	5,112	1,201	3,911	—
Money market fund(2)	29,095	—	29,095	—

	December 30, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,053	$6,678	$3,375	$—
Fixed income(1)	5,355	1,542	3,813	—
Money market fund(2)	7,602	—	7,602	—
`

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At June 30, 2015 and December 30, 2014, $0.3 million and $0.5 million, respectively, of the balances in the money market fund related to the Deferred Compensation and POWR Plans and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	June 30, 2015	December 30, 2014
Term Loan	$396,268	$391,231
Senior Notes	198,550	196,650
Revolving Facility	—	—
	$594,818	$587,881
Carrying value	$592,302	$595,421
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
The Company reviews long-lived assets related to each unit semi-annually in the second and fourth quarters for indicators of impairment and at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value and the carrying amount of a unit’s leasehold improvements and equipment may not be recoverable. Based on the best information available, impaired leasehold improvements and certain personal property are written down to estimated fair market value, which becomes the new cost basis. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.
The table below summarizes restaurant-level impairment (Level 3) for the periods presented (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Total asset impairments and closures	$3,730	$487	$4,677	$568
Note 5 – Income Taxes
For the 26 weeks ended June 30, 2015, the Company recorded an income tax benefit of $0.5 million compared to an income tax benefit of $1.1 million for the same period of the prior year. The tax benefit for the 26 weeks ended June 30, 2015 was primarily due to federal employment-related tax credits in relation to projected pre-tax income. The tax benefit for the 26 weeks ended
June 30, 2015 was determined by applying the estimated annual tax rate to interim financial results.
Accounting Standards Codification 740 (“ASC 740”), requires companies to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the 26 weeks ended July 1, 2014, a reliable projection of the Company’s annual effective rate was difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded an income tax benefit of $2.3 million for the 26 weeks ended July 1, 2014 based on actual year-to-date results. This benefit was primarily related to federal employment-related tax credits and was partially offset by income tax expense of $1.2 million for an adjustment to deferred taxes for a change in the applicable state income tax rate.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $2.7 million and $2.8 million at June 30, 2015 and December 30, 2014, respectively.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 30, 2014
Payroll and vacation	$17,700	$16,535
Accrued real estate and property taxes	6,045	5,528
Sales tax payable	4,683	4,978
Other	17,043	16,356
	$45,471	$43,397
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

Note 9 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets, operations or cash flows as of or for the period ended June 30, 2015. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of June 30, 2015 and December 30, 2014, and for each of the 13-week and 26-week periods ended June 30, 2015 and July 1, 2014, respectively (in thousands):
Condensed Consolidating Statements of Operations

	13 Weeks Ended June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$253,911	$52,325	$—	$—	$306,236
Total costs and expenses	—	247,557	49,328	—	—	296,885
Operating income	—	6,354	2,997	—	—	9,351
Interest expense	—	10,492	—	—	—	10,492
Equity in net income of subsidiary	72	3,643	—	—	(3,715)	—
Income (loss) before income taxes	72	(495)	2,997	—	(3,715)	(1,141)
Income tax benefit	—	(567)	(646)	—	—	(1,213)
Net income	$72	$72	$3,643	$—	$(3,715)	$72

	13 Weeks Ended July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$252,847	$33,059	$—	$—	$285,906
Total costs and expenses	—	247,780	31,823	—	—	279,603
Operating income	—	5,067	1,236	—	—	6,303
Interest expense	—	10,042	—	—	—	10,042
Equity (deficit) in net income of subsidiary	(1,374)	797	—	—	577	—
(Loss) income before income taxes	(1,374)	(4,178)	1,236	—	577	(3,739)
Income tax (benefit) expense	—	(2,804)	439	—	—	(2,365)
Net (loss) income	$(1,374)	$(1,374)	$797	$—	$577	$(1,374)

	26 Weeks Ended June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$514,478	$100,966	$—	$—	$615,444
Total costs and expenses	—	493,409	96,497	—	—	589,906
Operating income	—	21,069	4,469	—	—	25,538
Interest expense	—	20,957	—	—	—	20,957
Equity in net income of subsidiary	5,047	4,923	—	—	(9,970)	—
Income before income taxes	5,047	5,035	4,469	—	(9,970)	4,581
Income tax benefit	—	(12)	(454)	—	—	(466)
Net income	$5,047	$5,047	$4,923	$—	$(9,970)	$5,047

	26 Weeks Ended July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$519,215	$62,944	$—	$—	$582,159
Total costs and expenses	—	499,750	61,709	—	—	561,459
Operating income	—	19,465	1,235	—	—	20,700
Interest expense	—	20,204	—	—	—	20,204
Equity in net income of subsidiary	1,582	788	—	—	(2,370)	—
Income before income taxes	1,582	49	1,235	—	(2,370)	496
Income tax (benefit) expense	—	(1,533)	447	—	—	(1,086)
Net income	$1,582	$1,582	$788	$—	$(2,370)	$1,582

Condensed Consolidating Balance Sheet

	June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$65,310	$9,285	$—	$—	$74,595
Facilities and equipment, net	—	160,809	37,595	—	—	198,404
Franchise rights, net	—	584,885	44,885	—	—	629,770
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	272,072	75,112	—	—	(347,184)	—
Other assets, net	—	37,577	1,821	—	—	39,398
Total assets	$272,072	$1,214,195	$97,710	$—	$(347,184)	$1,236,793
Liabilities and member’s equity:
Current liabilities	$—	$89,838	$20,664	$—	$—	$110,502
Long-term debt	—	588,144	—	—	—	588,144
Other liabilities and deferred items	—	54,943	5,567	—	—	60,510
Deferred income taxes	—	209,198	(3,633)	—	—	205,565
Member’s equity	272,072	272,072	75,112	—	(347,184)	272,072
Total liabilities and member’s equity	$272,072	$1,214,195	$97,710	$—	$(347,184)	$1,236,793

	December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$51,700	$10,210	$—	$—	$61,910
Facilities and equipment, net	—	162,248	35,874	—	—	198,122
Franchise rights, net	—	592,633	46,412	—	—	639,045
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	267,025	75,902	—	—	(342,927)	—
Other assets, net	—	40,794	1,858	—	—	42,652
Total assets	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355
Liabilities and member’s equity:
Current liabilities	$—	$90,701	$16,440	$—	$—	$107,141
Long-term debt	—	591,263	—	—	—	591,263
Other liabilities and deferred items	—	55,467	4,736	—	—	60,203
Deferred income taxes	—	209,323	1,400	—	—	210,723
Member’s equity	267,025	267,025	75,902	—	(342,927)	267,025
Total liabilities and member’s equity	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355

Condensed Consolidating Statements of Cash Flows

	26 Weeks Ended June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$37,079	$11,970	$—	$—	$49,049
Investing activities:
Capital expenditures	—	(20,214)	(6,252)	—	—	(26,466)
Return of investment in NPCQB	—	5,713	—	—	(5,713)	—
Proceeds from sale-leaseback transactions	—	1,408	—	—	—	1,408
Proceeds from sale or disposition of assets	—	499	49	—	—	548
Net cash flows used in investing activities	—	(12,594)	(6,203)	—	(5,713)	(24,510)
Financing activities:
Net payments on debt	—	(3,119)	—	—	—	(3,119)
Distribution to parent	—	—	(5,713)	—	5,713	—
Net cash flows used in financing activities	—	(3,119)	(5,713)	—	5,713	(3,119)
Net change in cash and cash equivalents	—	21,366	54	—	—	21,420
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$32,644	$839	$—	$—	$33,483

	26 Weeks Ended July 1, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$31,824	$9,459	$—	$—	$41,283
Investing activities:
Capital expenditures	—	(32,895)	(2,210)	—	—	(35,105)
Return of investment in NPCQB	—	7,622	—	—	(7,622)	—
Proceeds from sale or disposition of assets	—	2,351	22	—	—	2,373
Net cash flows used in investing activities	—	(22,922)	(2,188)	—	(7,622)	(32,732)
Financing activities:
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(8,665)	—	—	—	(8,665)
Issuance of debt	—	40,000	—	—	—	40,000
Distribution to parent	—	—	(7,622)	—	7,622	—
Other	—	(753)	—	—	—	(753)
Net cash flows provided by (used in) financing activities	—	19,707	(7,622)	—	7,622	19,707
Net change in cash and cash equivalents	—	28,609	(351)	—	—	28,258
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$47,779	$514	$—	$—	$48,293

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as the “Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
Trademarks and Trade Names
The trade name “Pizza Hut” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Pizza Hut system and appearing in this Form 10-Q are owned by Pizza Hut, Inc. (“PHI”) and are licensed to us for use with respect to the operation and promotion of our Pizza Hut restaurants. The “WingStreet” name is a trademark of WingStreet, LLC, an entity controlled by Yum! Brands, Inc. (“Yum!”). The trade name “Wendy’s” and all other trade names, trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Wendy’s system and appearing in this Form 10-Q are owned by The Wendy’s Company and its subsidiaries (“Wendy’s”) and are licensed to us for use with respect to the operation and promotion of our Wendy’s restaurants. All other trademarks or trade names appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Market and Industry Data
In this Form 10-Q, we refer to information regarding the U.S. restaurant industry and the quick service restaurant sector from publicly available market research reports and other publicly available information. Unless otherwise indicated, corporate information regarding PHI in this Form 10-Q has been made publicly available by Yum! and corporate information regarding Wendy's has been made publicly available by Wendy’s International, LLC. We have not independently verified such data and we make no representations as to the accuracy of such information. None of the reports referred to in this Form 10-Q were prepared for use in, or in connection with, this Form 10-Q.
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
Overview
NPC was founded in 1962, is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2015 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor, and is the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of June 30, 2015 we operated 1,262 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of June 30, 2015, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of June 30, 2015, we operated 143 Wendy’s units in 5 states. We expect to continue to expand our Wendy’s operations from the opportunistic acquisitions of restaurants in additional markets and through organic growth by developing new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2015 and 2014 each contain 52 weeks. Each quarterly period in fiscal years 2015 and 2014 has 13 weeks.

Unless otherwise noted, the discussion below references both our Pizza Hut and Wendy’s operations.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 26 weeks ended June 30, 2015, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 50% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At June 30, 2015, approximately 96% of our Pizza Hut units include the WingStreet product line. We converted 74 units to include the WingStreet product line during the 26 weeks ended June 30, 2015 and currently expect to convert 17 additional units to WingStreet during fiscal 2015. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

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
The following table sets forth certain information with respect to each year-to-date fiscal period:

	26 Weeks Ended
	June 30, 2015		July 1, 2014
Number of restaurants open at the end of the period:
Pizza Hut
Delco	602		578
RR	155		165
RBD	505		522
Total Pizza Hut units	1,262	(1)	1,265	(1)
Wendy’s units	143		90
Total units	1,405		1,355

(1)	Includes 1,217 units and 1,036 units offering the WingStreet product line at June 30, 2015 and July 1, 2014, respectively.
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

Other Restaurant Operating Expenses. Other restaurant operating expenses (“OROE”) include all other costs directly associated with operating a restaurant facility, which primarily represents royalties, advertising, occupancy costs (rent, utilities, repairs and other facility-related expenses), depreciation (facilities and equipment), delivery expenses (for our Pizza Hut operations), supplies, insurance (excluding workers’ compensation) and other restaurant-related costs.

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
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform (the “WingStreet Incentive”), for fiscal 2013 through fiscal 2015. WingStreet Incentives earned under the program are recorded as a reduction to OROE upon completion of each unit conversion and will be received within 12 months of unit conversion. We converted 74 units during the 26 weeks ended June 30, 2015 that were eligible for the incentive and we currently expect to convert an additional 17 units during fiscal 2015 which will complete our WingStreet conversion program.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for both the 26 week periods ended June 30, 2015 and July 1, 2014. Our blended average Wendy’s royalty rate as a percentage of total sales was 3.9% for both the 26 week periods ended June 30, 2015 and July 1, 2014.
General and Administrative expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, credit card transaction fees, professional fees, supplies and insurance.
Impairment and Closure Costs. Impairment and closure costs include any impairment of long-lived assets, including franchise rights, associated with units where the carrying amount of the asset is not recoverable and may exceed its fair value and the carrying amount of a unit’s leasehold improvements and equipment may not be recoverable. When a commitment is made to close a unit, the associated lease and other costs related to the unit are included in closure costs.
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

Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the second quarter of fiscal 2015, the block cheese price averaged $1.64 per pound, a decrease of $0.46 or 22% versus the average price for the second quarter of fiscal 2014. Additionally, meat prices decreased $0.50 per pound or approximately 24% versus the average price for the second quarter of fiscal 2014.

Based upon current market conditions, we currently expect overall commodity deflation for our Pizza Hut operations of approximately 4% to 6% with commodity inflation remaining flat for our Wendy’s operations for fiscal 2015 as compared to the prior year.
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
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in fiscal 2015 and have resulted in a modest increase in our direct labor expense for the first 26 weeks of fiscal 2015.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2014 Form 10-K filed on March 27, 2015. There have been no significant changes with respect to these policies during the 26 weeks ended June 30, 2015.
As referenced in Item 7 of our Form 10-K, we perform our annual assessment of goodwill, which is not subject to amortization, for impairment during the second quarter. As a result of continued negative comparable store sales in our Pizza Hut operations, we performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of this quantitative assessment, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value. There was significant improvement in the fair value of the reporting unit when compared to the quantitative assessment performed in the fourth quarter of fiscal 2014, with the fair value returning to a level similar to the fair value at the second quarter of 2014.
We performed a qualitative assessment for our Wendy’s operations and concluded that it was more-likely-than-not that the fair value of the Wendy’s reporting unit was greater than its carrying value.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 26-week periods ended June 30, 2015 and July 1, 2014:

	13 Weeks Ended		26 Weeks Ended
Consolidated	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Net product sales, (in thousands)	$292,951	$273,232	$588,522	$555,535
Fees and other income, (in thousands)	$13,285	$12,674	$26,922	$26,624
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.9%	31.6%	28.9%	31.4%
Direct labor	30.2%	29.6%	30.1%	29.6%
Other restaurant operating expenses	33.2%	33.5%	32.8%	32.6%

Pizza Hut
Comparable store sales	—%	(5.6)%	(1.6)%	(5.1)%
Net product sales, (in thousands)	$240,626	$240,173	$487,556	$492,591
Fees and other income, (in thousands)	$13,285	$12,674	$26,922	$26,624
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.2%	31.4%	28.3%	31.2%
Direct labor	30.9%	29.8%	30.6%	29.7%
Other restaurant operating expenses	34.1%	34.2%	33.4%	33.1%

Wendy’s
Comparable store sales(1)	(0.5)%	N/A	—%	N/A(1)
Net product sales, (in thousands)	$52,325	$33,059	$100,966	$62,944
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	31.8%	33.0%	31.9%	33.0%
Direct labor	26.6%	28.2%	27.7%	28.9%
Other restaurant operating expenses	28.9%	28.1%	29.5%	28.9%

(1)
Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months. Comparable store sales for the 13 and 26 week periods ended June 30, 2015 include the Wendy’s units acquired during fiscal 2013.

(2)	Stated as a percentage of net product sales.

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Pizza Hut Sales by occasion:
Delivery	42%	38%	42%	39%
Carryout	45%	48%	45%	48%
Dine-in	13%	14%	13%	13%

Wendy’s sales by occasion:
Pick-up window	69%	65%	69%	65%
Counter service	31%	35%	31%	35%
Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended
	June 30, 2015			July 1, 2014
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,420	143	1,277	1,354	91	1,263
Acquired	—	—	—	—	—	—
Developed(1)	7	—	7	12	—	12
Closed(1)	(20)	—	(20)	(11)	(1)	(10)
Sold	(2)	—	(2)	—	—	—
End of period	1,405	143	1,262	1,355	90	1,265
Equivalent units(2)	1,409	143	1,266	1,350	91	1,259

(1)
For Pizza Hut, five units and three units were relocated or rebuilt and are included in both the developed and closed totals above for the 26 week periods ended June 30, 2015 and July 1, 2014, respectively. The closed units for the 26 weeks ended June 30, 2015 also include two units which are being relocated and will re-open upon completion.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended June 30, 2015 Compared to the 13 Weeks Ended July 1, 2014

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the second quarter of fiscal 2015 compared to the same period of fiscal 2014 were $240.6 million and $240.2 million, respectively, an increase of $0.4 million or 0.2%, resulting largely from a 0.2% increase in equivalent units. Comparable store sales were flat for the second quarter of fiscal 2015, rolling over last year’s comparable store sales decrease of 5.6%.
Fees and Other Income. Fees and other income for the second quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $13.3 million and $12.7 million, respectively, an increase of $0.6 million or 4.8%, largely due to an increase in customer delivery charge income due to increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the second quarter of fiscal 2015, as compared to the same period of fiscal 2014, was $68.0 million and $75.5 million, respectively, a decrease of $7.5 million or 10.0%. Cost of sales decreased 3.2% as a percentage of net product sales, to 28.2%, compared to 31.4% in the second quarter of fiscal 2014 largely due to lower ingredient costs, primarily cheese and meat, and favorable product mix and promotional strategies as compared to the prior year quarter.
Direct Labor. Pizza Hut direct labor costs for the second quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $74.5 million and $71.6 million, respectively, an increase of $2.8 million, or 4.0%. Direct labor costs were 30.9% of net product sales for the second quarter of fiscal 2015, a 1.1% increase compared to the same quarter in the prior year. This increase was primarily due to higher labor costs from increased delivery sales mix, which is more labor intensive, and higher health insurance expense.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the second quarter of fiscal 2015 were $82.1 million compared to $82.2 million for the same quarter in the prior year, a decrease of $0.1 million, or 0.1%. OROE were 34.1% of net product sales for the second quarter of fiscal 2015 compared to 34.2% of net product sales for the prior year quarter, a decrease of 0.1%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended July 1, 2014	34.2%
Development Incentives and WingStreet Incentives	0.5
Advertising expense	0.3
Delivery driver insurance expense	(0.4)
Depreciation and amortization	(0.4)
Other	(0.1)
OROE as a percentage of net product sales for the 13 weeks ended June 30, 2015	34.1%
Depreciation and amortization included in OROE for our Pizza Hut operations was $9.1 million or 3.8% of net product sales for the second quarter of fiscal 2015 compared to $10.0 million or 4.1% of net product sales for the prior year quarter. This decrease in depreciation and amortization expense was primarily due to short-lived assets becoming fully depreciated during the fourth quarter of 2014 without replacement.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the second quarter of fiscal 2015 compared to the same period of fiscal 2014 were $52.3 million and $33.1 million, respectively, an increase of $19.2 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants, which was partially offset by negative comparable store sales of 0.5% for the units acquired in fiscal 2013 and a 4.4% decline in comparable equivalent units (excluding the July 2014 acquisition units).
Cost of Sales. Wendy’s cost of sales for the second quarter of fiscal 2015 as compared to the same period of fiscal 2014, was $16.6 million and $10.9 million, respectively, an increase of $5.7 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Cost of sales decreased 1.2% as a percentage of net product sales, to 31.8%, compared to 33.0% in the prior year quarter largely due to favorable product mix, promotional strategies and improved food waste.
Direct Labor. Wendy’s direct labor costs for the second quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $13.9 million and $9.3 million, respectively, an increase of $4.6 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Direct labor costs were 26.6% of net product sales for the second quarter of fiscal 2015, a 1.6% decrease compared to the prior year quarter largely due to improved labor efficiency and lower workers’ compensation and payroll tax expense.
Other Restaurant Operating Expenses. Wendy’s OROE for the second quarter of fiscal 2015 were $15.1 million compared to $9.3 million for the prior year quarter, an increase of $5.8 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. OROE increased 0.8% as a percentage of net product sales, to 28.9% of net product sales for the second quarter of fiscal 2015, compared to 28.1% in the prior year quarter.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended July 1, 2014	28.1%
Depreciation and amortization	0.9
Training expense	0.2
Restaurant manager bonuses	(0.2)
Other	(0.1)
OROE as a percentage of net product sales for the 13 weeks ended June 30, 2015	28.9
Depreciation and amortization included in OROE for our Wendy’s operations was $2.3 million or 4.3% of net product sales for the second quarter of fiscal 2015 compared to $1.1 million or 3.4% of net product sales for the prior year quarter. This increase was due to the July 2014 acquisition.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the second quarter of fiscal 2015 were $17.4 million compared to $15.7 million for the second quarter of fiscal 2014, an increase of $1.7 million or 11.0%. This increase was largely due to higher field personnel costs and higher credit card transaction fees due to increased transactions. The remainder of the increase was due to higher field personnel costs and credit card transaction fees directly attributable to the Wendy’s operations for units acquired in July 2014.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the second quarter of fiscal 2015 was $5.3 million compared to $5.1 million for the second quarter of fiscal 2014, an increase of $0.2 million.

Net Facility Impairment and Closure Costs. During the second quarter of fiscal 2015 we recorded $3.7 million of net expense compared to $0.5 million for the second quarter of fiscal 2014. The second quarter of fiscal 2015 included asset impairment charges of $3.5 million for underperforming units ($3.1 million for our Pizza Hut units and $0.4 million for our Wendy’s operations) and $0.2 million for closure charges. The second quarter of fiscal 2014 included $0.5 million of impairment and closure charges for our Pizza Hut operations.

Other. During the second quarter of fiscal 2015 we recorded $0.4 million of expense compared to $0.5 million income for the second quarter of fiscal 2014. The second quarter of fiscal 2015 included approximately $0.4 million of expense for a purchase accounting adjustment for the July 2013 Wendy’s acquisition and other expenses. The second quarter of fiscal 2014 included a net gain on disposition of assets of approximately $0.6 million which was partially offset by $0.1 million of acquisition expenses.

Interest Expense. Interest expense was $10.5 million for the second quarter of fiscal 2015 compared to $10.0 million for the prior year quarter. Our cash borrowing rate decreased 0.1% to 6.3% for the second quarter of fiscal 2015 as compared to the prior year quarter. Our average outstanding debt balance increased $29.0 million to $593.3 million for the second quarter of fiscal 2015 as compared to the same period last year due to additional borrowings on our term loan during fiscal 2014 to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $1.0 million and $0.9 million for amortization of deferred debt issuance costs in the second quarter of fiscal 2015 and fiscal 2014, respectively.
Income Taxes. For the second quarter of fiscal 2015, we recorded an income tax benefit of $1.2 million compared to an income tax benefit of $2.4 million for the second quarter of fiscal 2014. The lower than statutory rate for both the second quarter of fiscal 2015 and fiscal 2014 was primarily due to tax credits in relation to lower taxable income.
Net Income (Loss). Net income for the second quarter of fiscal 2015 was $0.1 million compared to a net loss of $1.4 million for the prior year quarter, an increase of $1.5 million. The increase in net income is primarily attributable to improved profitability from our Wendy’s operations and the 56 Wendy’s units acquired in July 2014. Additionally, our Pizza Hut operations generated improved profitability as decreases in ingredient costs and favorable product mix more than offset the impact of flat comparable store sales. These increases were partially offset by the $3.2 million increase in asset impairment charges as compared to the second quarter of fiscal 2014.

26 Weeks Ended June 30, 2015 Compared to the 26 Weeks Ended July 1, 2014

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 26 weeks ended June 30, 2015 compared to the 26 weeks ended July 1, 2014 were $487.6 million and $492.6 million, respectively, a decrease of $5.0 million or 1.0%, resulting largely from a decline in comparable store sales of 1.6% for the first half of fiscal 2015, rolling over last year’s comparable store sales decrease of 5.1%. The comparable store sales decline was partially offset by a 0.6% increase in equivalent units for the first half of fiscal 2015 as compared to the prior year.
Fees and Other Income. Fees and other income for the 26 weeks ended June 30, 2015, as compared to the same period of fiscal 2014, were $26.9 million and $26.6 million, respectively, an increase of $0.3 million or 1.1%. The increase was due to an increase in customer delivery charge income due to an increase in delivery transactions as compared to the prior year.
Cost of Sales. Pizza Hut cost of sales for the 26 weeks ended June 30, 2015, as compared to the prior year, was $138.1 million and $153.5 million, respectively, a decrease of $15.4 million or 10.0%. Cost of sales decreased 2.9% as a percentage of net product sales, to 28.3%, compared to 31.2% in the prior year. This decrease was largely due to lower ingredient costs, primarily cheese and meat, and favorable product mix.
Direct Labor. Pizza Hut direct labor costs for the 26 weeks ended June 30, 2015, as compared to the prior year, were $149.0 million and $146.2 million, respectively, an increase of $2.8 million, or 1.9%. Direct labor costs were 30.6% of net product sales for the 26 weeks ended June 30, 2015, a 0.9% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to higher labor costs from increased delivery sales mix, which is more labor intensive, higher health insurance expense, and the deleveraging effect of negative comparable store sales on fixed and semi-fixed labor costs.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the 26 weeks ended June 30, 2015 were $163.1 million compared to $163.0 million for the prior year, an increase of $0.1 million, or 0.1%. OROE were 33.4% of net product sales for the 26 weeks ended June 30, 2015 compared to 33.1% of net product sales for the prior year, an increase of 0.3%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 26 weeks ended July 1, 2014	33.1%
Development Incentives and WingStreet Incentives	0.4
Advertising expense	0.3
Depreciation and amortization	(0.3)
Other	(0.1)
OROE as a percentage of net product sales for the 26 weeks ended June 30, 2015	33.4%
Depreciation and amortization included in OROE for our Pizza Hut operations was $17.2 million or 3.5% of net product sales for the 26 weeks ended June 30, 2015 compared to $19.2 million or 3.9% of net product sales for the prior year. This decrease in depreciation and amortization expense was primarily due to short-lived assets becoming fully depreciated during the fourth quarter of 2014 without replacement.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 26 weeks ended June 30, 2015 compared to the 26 weeks ended July 1, 2014 were $101.0 million and $62.9 million, respectively, an increase of $38.1 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. This increase was partially offset by a 4.4% decline in comparable equivalent units (excluding the July 2014 acquisition units).
Cost of Sales. Wendy’s cost of sales for the 26 weeks ended June 30, 2015 as compared to the prior year, was $32.2 million and $20.8 million, respectively, an increase of $11.4 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Cost of sales decreased 1.1% as a percentage of net product sales, to 31.9%, compared to 33.0% in the prior year largely due to favorable product mix, promotional strategies and improved food waste.
Direct Labor. Wendy’s direct labor costs for the 26 weeks ended June 30, 2015 as compared to the prior year, were $28.0 million and $18.2 million, respectively, an increase of $9.8 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Direct labor costs were 27.7% of net product sales for the 26 weeks ended June 30, 2015, a 1.2% decrease compared to the prior year largely due to improved labor efficiency and lower workers’ compensation expense.
Other Restaurant Operating Expenses. Wendy’s OROE for the 26 weeks ended June 30, 2015 were $29.8 million compared to $18.2 million for the prior year, an increase of $11.6 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. OROE increased 0.6% as a percentage of net product sales, to 29.5% of net product sales for the 26 weeks ended June 30, 2015, compared to 28.9% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 26 weeks ended July 1, 2014	28.9%
Depreciation and amortization	0.7
Training expense	0.2
Occupancy costs	(0.3)
OROE as a percentage of net product sales for the 26 weeks ended June 30, 2015	29.5%
Depreciation and amortization included in OROE for our Wendy’s operations was $4.2 million or 4.2% of net product sales for the 26 weeks ended June 30, 2015 compared to $2.2 million or 3.5% of net product sales for the prior year. This increase was due to the July 2014 acquisition.
Consolidated
General and Administrative Expenses. G&A expenses for the 26 weeks ended June 30, 2015 were $34.1 million compared to $31.1 million for the prior year, an increase of $3.0 million or 9.5%. This increase was largely due to higher field personnel costs and higher credit card transaction fees due to increased transactions. The remainder of the increase was due to higher field personnel costs and credit card transaction fees directly attributable to the Wendy’s operations for the units acquired in July 2014.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 26 weeks ended June 30, 2015 was $10.5 million compared to $10.2 million for the prior year, an increase of $0.3 million.

Net Facility Impairment and Closure Costs. During the 26 weeks ended June 30, 2015 we recorded $4.7 million of expense compared to $0.6 million of expense for the same period of fiscal 2014. The 26 weeks ended June 30, 2015 included asset impairment charges of $4.2 million for underperforming units ($3.7 million for our Pizza Hut operations and $0.4 million for our Wendy’s operations) and $0.5 million for closure charges. The 26 weeks ended July 1, 2014 included $0.6 million of impairment and closure charges for our Pizza Hut operations.

Other. During the 26 weeks ended June 30, 2015 we recorded $0.4 million of other expense compared to $0.3 million of other income for the same period of fiscal 2014. The 26 weeks ended June 30, 2015 include approximately $0.4 million in expense for a purchase accounting adjustment for the July 2013 Wendy’s acquisition and other expenses. The 26 weeks ended July 1, 2014 included a net gain on disposition of assets of approximately $0.7 million and direct acquisition expense of $0.4 million for our July 2014 Wendy’s acquisition.

Interest Expense. Interest expense was $21.0 million for the 26 weeks ended June 30, 2015 compared to $20.2 million for the prior year, an increase of $0.8 million. Our cash borrowing rate decreased 0.1% to 6.3% for the 26 weeks ended June 30, 2015 as compared to the prior year . Our average outstanding debt balance increased $28.9 million to $597.4 million for the 26 weeks ended June 30, 2015 as compared to the prior year, due to additional borrowings on our term loan during fiscal 2014 to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $2.0 million and $1.9 million for amortization of deferred debt issuance costs for the first half of fiscal 2015 and fiscal 2014, respectively.
Income Taxes. For the 26 weeks ended June 30, 2015, we recorded an income tax benefit of $0.5 million compared to an income tax benefit of $1.1 million for the prior year period. For the 26 weeks ended June 30, 2015, the tax benefit was primarily due to tax credits in relation to lower projected taxable income. For the 26 weeks ended July 1, 2014, the net tax benefit was a result of an income tax benefit of $2.3 million primarily due to high tax credits in relation to lower income which was partially offset by $1.2 million of tax expense due to an adjustment to deferred taxes for a change in the state tax rate.
Net Income. Net income for the 26 weeks ended June 30, 2015 was $5.0 million compared to $1.6 million for the prior year, an increase of $3.4 million. The increase in net income is primarily attributable to improved profitability from our Wendy’s operations and the 56 Wendy’s units acquired in July 2014. Additionally, our Pizza Hut operations generated improved profitability as decreases in ingredient costs and favorable product mix more than offset the impact of negative comparable store sales. These increases were partially offset by the $4.1 million increase in asset impairment charges as compared to the prior year.
Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, asset refurbishment, and Image Activations, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility (“Revolving Facility”). Future acquisitions, depending on the size, or new capital expenditure requirements may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Under our franchise agreements with PHI and Wendy’s, our franchisors have the right to institute asset standards which may be material to our business and could require significant capital outlay.
Our working capital was a deficit of $35.9 million at June 30, 2015. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At June 30, 2015, we had $90.9 million of borrowing capacity available under our Revolving Facility net of $19.1 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 26 weeks ended June 30, 2015 was $49.0 million compared to $41.3 million for the same period of the prior year or a $7.7 million increase. This increase was primarily due to a $3.5 million increase in our net income, a $2.6 million positive net change in assets and liabilities and a $1.6 million positive change in our non-cash items. The $2.6 million positive net change in assets and liabilities was primarily due to a reduction in net taxes payable and prepaid expenses during the first half of fiscal 2015, partially offset by a negative change in accounts payable as compared to the prior year-to-date fiscal period.
Cash flows from investing activities
Cash flows used in investing activities were $24.5 million for the 26 weeks ended June 30, 2015 due to $26.5 million of investments in capital expenditures partially offset by $1.4 million of proceeds from sale-leaseback transactions and $0.6 million of proceeds from the disposition of assets. Cash flows used in investing activities were $32.7 million for the 26 weeks ended July 1, 2014 due to $35.1 million of investments in capital expenditures, partially offset by $2.4 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $50.0 million to $53.0 million in fiscal 2015, consisting of approximately $36.0 million in our Pizza Hut operations and approximately $16.0 million in our Wendy’s operations.
Cash flows from financing activities
Net financing outflows were $3.1 million for the 26 weeks ended June 30, 2015 due to a $3.1 million principal payment on the term loan. Net cash flows provided by financing activities were $19.7 million for the 26 weeks ended July 1, 2014. During the second quarter of 2014, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $125.0 million term accordion feature to fund the acquisition of 56 Wendy’s units in July 2014. The increased term loan borrowing was partially offset by $10.9 million in post-closing payments to the former owners of Holdings relating to the acquisition of Holdings by NPC Holdings, net payments on our Revolving Facility of $7.0 million, $1.7 million of principal payments on the term loan and $0.7 million paid for debt issuance costs.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We currently estimate that we may be required to make a payment of $5.0 million to $7.0 million in fiscal 2016. However, because this is a preliminary estimate, it is possible that no excess cash flow mandatory prepayment could ultimately be required.
As of June 30, 2015, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of June 30, 2015 were as follows:

			Covenant requirement
	Actual		2015	2016	2017
Maximum leverage ratio	4.76x	Not more than	5.50x	5.00x	4.75x
Minimum interest coverage ratio	1.79x	Not less than	1.35x	1.40x	1.40x
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
As described above, we were in compliance with the maximum leverage ratio and the minimum interest coverage ratio on June 30, 2015. Based on our current operations and our internal financial forecasts, we believe we will be in compliance with these financial covenants through the remainder of fiscal 2015 and fiscal 2016. However, the degree of cushion in meeting the maximum leverage ratio in the future may be narrower than in prior periods and will be dependent on, among other things, Pizza Hut and Wendy’s brand performance, our operating cash flows, volatility in commodity prices for meat and cheese, and economic conditions.

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

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under our Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At

June 30, 2015, we had $90.9 million of borrowing capacity available under our Revolving Facility net of $19.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our credit agreement. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.
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
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		26 Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Net income	$72	$(1,374)	$5,047	$1,582
Adjustments:
Interest expense	10,492	10,042	20,957	20,204
Income tax benefit	(1,213)	(2,365)	(466)	(1,086)
Depreciation and amortization	16,146	15,887	31,079	30,935
Net facility impairment and closure costs	3,730	487	4,677	568
Pre-opening expenses and other	769	(125)	1,218	447
Development and WingStreet Incentives	(500)	(1,660)	(740)	(2,800)
Adjusted EBITDA	$29,496	$20,892	$61,772	$49,850

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

Letters of Credit
As of June 30, 2015, we had letters of credit of $19.1 million issued under our Senior Secured Credit Facilities in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of June 30, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2014 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of June 30, 2015, we had $402.3 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of June 30, 2015 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $3.2 million for the 26 weeks ended June 30, 2015 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $3.1million for the 26 weeks ended June 30, 2015.

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

There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2015.

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
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 26 week periods ended June 30, 2015, filed on August 14, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations (unaudited) for the 13 and 26 week periods ended June 30, 2015 and July 1, 2014, (ii) the Consolidated Balance Sheets (unaudited) at June 30, 2015 and December 30, 2014, (iii) the Consolidated Statement of Member’s Equity (unaudited) for the 26 weeks ended June 30, 2015, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 26 weeks ended June 30, 2015 and July 1, 2014, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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