Form 10-Q
period 2015-09-29
NPC Restaurant Holdings, LLC
filed 2015-11-13
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of November 13, 2015, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 29, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$32,146	$12,063
Accounts and other receivables	5,709	10,475
Inventories	10,051	10,591
Prepaid expenses and other current assets	5,177	7,565
Assets held for sale	3,548	5,571
Deferred income taxes	12,849	13,039
Income taxes receivable	3,404	2,606
Total current assets	72,884	61,910
Facilities and equipment, less accumulated depreciation of $152,114 and $118,984, respectively	204,355	198,122
Franchise rights, less accumulated amortization of $63,646 and $49,650, respectively	625,109	639,045
Goodwill	294,626	294,626
Other assets, net	37,634	42,652
Total assets	$1,234,608	$1,236,355
Liabilities and member’s equity
Current liabilities:
Accounts payable	$34,607	$34,844
Accrued liabilities	51,670	43,397
Accrued interest	6,402	13,065
Current portion of insurance reserves	13,989	11,677
Current portion of debt	4,158	4,158
Total current liabilities	110,826	107,141
Long-term debt	588,144	591,263
Other deferred items	40,356	41,229
Insurance reserves	20,284	18,974
Deferred income taxes	205,042	210,723
Total long-term liabilities	853,826	862,189
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of September 29, 2015 and December 30, 2014)	—	—
Member’s capital	269,956	267,025
Total member’s equity	269,956	267,025
Total liabilities and member’s equity	$1,234,608	$1,236,355
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Sales:
Net product sales	$288,025	$287,296	$876,547	$842,831
Fees and other income	12,627	12,303	39,549	38,927
Total sales	300,652	299,599	916,096	881,758
Costs and expenses:
Cost of sales	85,541	88,837	255,871	263,148
Direct labor	87,127	84,431	264,135	248,857
Other restaurant operating expenses	99,275	97,720	292,150	278,846
General and administrative expenses	17,773	15,932	51,887	47,074
Corporate depreciation and amortization of intangibles	5,316	5,343	15,825	15,537
Net facility impairment and closure costs	1,050	153	5,727	721
Other	(153)	210	240	(98)
Total costs and expenses	295,929	292,626	885,835	854,085
Operating income	4,723	6,973	30,261	27,673
Interest expense	10,240	10,344	31,197	30,548
Loss before income taxes	(5,517)	(3,371)	(936)	(2,875)
Income tax benefit	(3,401)	(3,533)	(3,867)	(4,619)
Net (loss) income	$(2,116)	$162	$2,931	$1,744

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 30, 2014	$267,025
Net income	2,931
Balance at September 29, 2015	$269,956
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	39 weeks ended
	September 29, 2015	September 30, 2014
Operating activities
Net income	$2,931	$1,744
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,151	48,030
Amortization of debt issuance costs	2,893	2,765
Deferred income taxes	(5,491)	(4,489)
Net facility impairment and closure costs	5,727	721
Other	335	(790)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	4,379	1,442
Inventories	512	(1,803)
Prepaid expenses and other current assets	2,388	1,548
Accounts payable	(237)	3,332
Income taxes	(798)	(366)
Accrued interest	(6,663)	(4,245)
Accrued liabilities	6,649	9,461
Insurance reserves	3,622	3,032
Other deferred items	20	(2,393)
Other assets	(148)	(264)
Net cash provided by operating activities	63,270	57,725
Investing activities
Capital expenditures	(41,997)	(50,507)
Acquisition of Wendy’s business, net of cash acquired	—	(56,803)
Proceeds from sale-leaseback transactions	1,408	19,429
Proceeds from sale or disposition of assets	521	2,888
Net cash used in investing activities	(40,068)	(84,993)
Financing activities
Borrowings under revolving credit facility	59,000	127,500
Payments under revolving credit facility	(59,000)	(134,500)
Issuance of debt	—	40,000
Payments on term bank facilities	(3,119)	(2,704)
Debt issue costs	—	(693)
Purchase of Company stock	—	140
Payment of accrued purchase price to sellers	—	(10,875)
Net cash (used in) provided by financing activities	(3,119)	18,868
Net change in cash and cash equivalents	20,083	(8,400)
Beginning cash and cash equivalents	12,063	20,035
Ending cash and cash equivalents	$32,146	$11,635
Supplemental disclosures of cash flow information:
Net cash paid for interest	$34,848	$31,909
Net cash paid for income taxes	$2,808	$3,266

Non-cash investing activities:
Accrued capital expenditures	$4,138	$993

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
The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.
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
Note 2 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 39 weeks ended September 29, 2015.

The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying values of these assets may exceed their fair value. The Company based its goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. As a result of negative comparable store sales in the Company’s Pizza Hut operations, the Company performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of the Company’s annual impairment testing in the second quarter, the Company determined that goodwill was not impaired.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,755	$(63,646)	$625,109
Favorable leasehold interests	13,850	(4,096)	9,754
Unfavorable leasehold interests	(17,105)	7,642	(9,463)
	$685,500	$(60,100)	$625,400

	December 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,695	$(49,650)	$639,045
Favorable leasehold interests	14,479	(3,679)	10,800
Unfavorable leasehold interests	(17,417)	6,447	(10,970)
	$685,757	$(46,882)	$638,875
Amortization expense on intangible assets was $4.5 million and $4.6 million for the 13-week periods ended September 29, 2015 and September 30, 2014, respectively and $13.5 million and $13.0 million for the 39-week periods ended September 29, 2015 and September 30, 2014, respectively.
Note 3 – Debt
The Company’s debt consisted of the following (in thousands):

	September 29, 2015	December 30, 2014
Term Loan	$402,302	$405,421
Senior Notes	190,000	190,000
Revolving Facility ($110 million) (1)	—	—
	592,302	595,421
Less current portion	4,158	4,158
	$588,144	$591,263

(1)
The Company had $90.9 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $19.1 million of outstanding letters of credit at September 29, 2015 and at December 30, 2014.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, capital expenditures, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 29, 2015, the Company was in compliance with all of its debt covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company currently estimates that it may be required to make a payment of $6.0 million to $8.0 million in fiscal 2016. However, because this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected and as such the Company has not reflected any of this estimate as a current liability.
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
The following tables summarize the carrying amounts and fair values of certain assets at September 29, 2015 and December 30, 2014, (in thousands):

	September 29, 2015
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,355	$5,829	$3,526	$—
Fixed income(1)	5,025	1,205	3,820	—
Money market fund(2)	28,412	—	28,412	—

	December 30, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,053	$6,678	$3,375	$—
Fixed income(1)	5,355	1,542	3,813	—
Money market fund(2)	7,602	—	7,602	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At September 29, 2015 and December 30, 2014, $0.4 million and $0.5 million, respectively, of the balances in the money market fund related to the Deferred Compensation and POWR Plans and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	September 29, 2015	December 30, 2014
Term Loan	$396,268	$391,231
Senior Notes	197,600	196,650
Revolving Facility	—	—
	$593,868	$587,881
Carrying value	$592,302	$595,421
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
The table below summarizes restaurant-level impairment (Level 3) for the periods presented (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Total asset impairments and closures	$1,050	$153	$5,727	$721
The remaining net book value of the above assets measured on a non-recurring basis at fair value as of September 29, 2015, subsequent to the impairments, was $3.5 million.
Note 5 – Income Taxes
Accounting Standards Codification 740 (“ASC 740”), requires companies to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the 39 week periods ended September 29, 2015 and September 30, 2014, reliable projections of the Company’s annual effective rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for both periods based on actual year-to-date results.
For the 39 weeks ended September 29, 2015, the Company recorded an income tax benefit of $3.9 million compared to an income tax benefit of $4.6 million for the same period of the prior year. The income tax benefit for the 39 weeks ended September 29, 2015 primarily related to federal employment-related tax credits in relation to lower taxable income. This benefit included adjustments to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of the 2014 federal and state tax returns during the third quarter of fiscal 2015.
For the 39 weeks ended September 30, 2014, the Company recorded a tax benefit of $4.6 million, primarily related to federal employment-related tax credits and a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions which were partially offset by income tax expense of $1.0 million for an adjustment to deferred taxes for a change in the applicable state income tax rate.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $2.7 million and $2.8 million at September 29, 2015 and December 30, 2014, respectively.
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 29, 2015	December 30, 2014
Payroll and vacation	$19,919	$16,535
Accrued real estate and property taxes	7,119	5,528
Sales tax payable	4,963	4,978
Other	19,669	16,356
	$51,670	$43,397
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

Note 9 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets, operations or cash flows as of or for the periods ended September 29, 2015. Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of September 29, 2015 and December 30, 2014, and for each of the 13-week and 39-week periods ended September 29, 2015 and September 30, 2014, respectively (in thousands):
Condensed Consolidating Statements of Operations

	13 Weeks Ended September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$249,891	$50,761	$—	$—	$300,652
Total costs and expenses	—	245,946	49,983	—	—	295,929
Operating income	—	3,945	778	—	—	4,723
Interest expense	—	10,240	—	—	—	10,240
Equity in net loss of subsidiary	(2,116)	(1,440)	—	—	3,556	—
(Loss) income before income taxes	(2,116)	(7,735)	778	—	3,556	(5,517)
Income tax (benefit) expense	—	(5,619)	2,218	—	—	(3,401)
Net loss	$(2,116)	$(2,116)	$(1,440)	$—	$3,556	$(2,116)

	13 Weeks Ended September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$251,827	$47,772	$—	$—	$299,599
Total costs and expenses	—	245,803	46,823	—	—	292,626
Operating income	—	6,024	949	—	—	6,973
Interest expense	—	10,344	—	—	—	10,344
Equity in net income of subsidiary	162	303	—	—	(465)	—
(Loss) income before income taxes	162	(4,017)	949	—	(465)	(3,371)
Income tax (benefit) expense	—	(4,179)	646	—	—	(3,533)
Net income	$162	$162	$303	$—	$(465)	$162

	39 Weeks Ended September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$764,369	$151,727	$—	$—	$916,096
Total costs and expenses	—	739,355	146,480	—	—	885,835
Operating income	—	25,014	5,247	—	—	30,261
Interest expense	—	31,197	—	—	—	31,197
Equity in net income of subsidiary	2,931	3,483	—	—	(6,414)	—
(Loss) income before income taxes	2,931	(2,700)	5,247	—	(6,414)	(936)
Income tax (benefit) expense	—	(5,631)	1,764	—	—	(3,867)
Net income	$2,931	$2,931	$3,483	$—	$(6,414)	$2,931

	39 Weeks Ended September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$771,042	$110,716	$—	$—	$881,758
Total costs and expenses	—	745,553	108,532	—	—	854,085
Operating income	—	25,489	2,184	—	—	27,673
Interest expense	—	30,548	—	—	—	30,548
Equity in net income of subsidiary	1,744	1,091	—	—	(2,835)	—
(Loss) income before income taxes	1,744	(3,968)	2,184	—	(2,835)	(2,875)
Income tax (benefit) expense	—	(5,712)	1,093	—	—	(4,619)
Net income	$1,744	$1,744	$1,091	$—	$(2,835)	$1,744

Condensed Consolidating Balance Sheet

	September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$66,244	$6,640	$—	$—	$72,884
Facilities and equipment, net	—	160,629	43,726	—	—	204,355
Franchise rights, net	—	580,995	44,114	—	—	625,109
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	269,956	74,677	—	—	(344,633)	—
Other assets, net	—	35,820	1,814	—	—	37,634
Total assets	$269,956	$1,208,867	$100,418	$—	$(344,633)	$1,234,608
Liabilities and member’s equity:
Current liabilities	$—	$93,571	$17,255	$—	$—	$110,826
Long-term debt	—	588,144	—	—	—	588,144
Other liabilities and deferred items	—	54,716	5,924	—	—	60,640
Deferred income taxes	—	202,480	2,562	—	—	205,042
Member’s equity	269,956	269,956	74,677	—	(344,633)	269,956
Total liabilities and member’s equity	$269,956	$1,208,867	$100,418	$—	$(344,633)	$1,234,608

	December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$51,700	$10,210	$—	$—	$61,910
Facilities and equipment, net	—	162,248	35,874	—	—	198,122
Franchise rights, net	—	592,633	46,412	—	—	639,045
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	267,025	75,902	—	—	(342,927)	—
Other assets, net	—	40,794	1,858	—	—	42,652
Total assets	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355
Liabilities and member’s equity:
Current liabilities	$—	$90,701	$16,440	$—	$—	$107,141
Long-term debt	—	591,263	—	—	—	591,263
Other liabilities and deferred items	—	55,467	4,736	—	—	60,203
Deferred income taxes	—	209,323	1,400	—	—	210,723
Member’s equity	267,025	267,025	75,902	—	(342,927)	267,025
Total liabilities and member’s equity	$267,025	$1,213,779	$98,478	$—	$(342,927)	$1,236,355

Condensed Consolidating Statements of Cash Flows

	39 Weeks Ended September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$47,405	$15,865	$—	$—	$63,270
Investing activities:
Capital expenditures	—	(30,678)	(11,319)	—	—	(41,997)
Return of investment in NPCQB	—	4,708	—	—	(4,708)	—
Proceeds from sale-leaseback transactions	—	1,408	—	—	—	1,408
Proceeds from sale or disposition of assets	—	371	150	—	—	521
Net cash flows used in investing activities	—	(24,191)	(11,169)	—	(4,708)	(40,068)
Financing activities:
Net payments on debt	—	(3,119)	—	—	—	(3,119)
Distribution to parent	—	—	(4,708)	—	4,708	—
Net cash flows used in financing activities	—	(3,119)	(4,708)	—	4,708	(3,119)
Net change in cash and cash equivalents	—	20,095	(12)	—	—	20,083
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$31,373	$773	$—	$—	$32,146

	39 Weeks Ended September 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$40,752	$16,973	$—	$—	$57,725
Investing activities:
Capital expenditures	—	(45,697)	(4,810)	—	—	(50,507)
Purchase of Wendy’s business assets, net of cash acquired	—	—	(56,803)	—	—	(56,803)
Investment in NPCQB	—	(57,002)	—	—	57,002	—
Return of investment in NPCQB	—	31,886	—	—	(31,886)	—
Proceeds from sale-leaseback transactions	—	—	19,429	—	—	19,429
Proceeds from sale or disposition of assets	—	2,843	45	—	—	2,888
Net cash flows used in investing activities	—	(67,970)	(42,139)	—	25,116	(84,993)
Financing activities:
Investment from parent	—	—	57,002	—	(57,002)	—
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(9,704)	—	—	—	(9,704)
Issuance of debt	—	40,000	—	—	—	40,000
Distribution to parent	—	—	(31,886)	—	31,886	—
Other	—	(553)	—	—	—	(553)
Net cash flows provided by financing activities	—	18,868	25,116	—	(25,116)	18,868
Net change in cash and cash equivalents	—	(8,350)	(50)	—	—	(8,400)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$10,820	$815	$—	$—	$11,635

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of September 29, 2015 we operated 1,263 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of September 29, 2015, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 22% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of September 29, 2015, we operated 143 Wendy’s units in 5 states. We expect to continue to expand our Wendy’s operations from the opportunistic acquisitions of restaurants in additional markets and through organic growth by developing new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2015 and 2014 each contain 52 weeks. Each quarterly period in fiscal years 2015 and 2014 has 13 weeks.

Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 39 weeks ended September 29, 2015, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 50% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurants and Formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At September 29, 2015, approximately 97% of our Pizza Hut units include the WingStreet product line. We converted 83 units to include the WingStreet product line during the 39 weeks ended September 29, 2015 and currently expect to convert 5 additional units to WingStreet during fiscal 2015. The WingStreet menu includes bone-in and bone-out fried chicken wings which are tossed in one of eight sauces and appetizers which are available for dine-in, carryout and delivery.

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
The following table sets forth certain information at the end of each year-to-date fiscal period:

	39 Weeks Ended
	September 29, 2015	September 30, 2014
Number of restaurants open at the end of the period:
Pizza Hut
Delco	603	582
RR	155	162
RBD	505	522
Total Pizza Hut units	1,263	1,266
Wendy’s units	143	144
Total units	1,406	1,410

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
Additionally, PHI is offering development incentives totaling $10,000 per unit converted to the WingStreet platform (the “WingStreet Incentive”), for fiscal 2013 through fiscal 2015. WingStreet Incentives earned under the program are recorded as a reduction to OROE upon completion of each unit conversion and will be received within 12 months of unit conversion. We converted 83 units during the 39 weeks ended September 29, 2015 that were eligible for the incentive and we currently expect to convert an additional five units during fiscal 2015 which will complete our WingStreet conversion program.
Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total Pizza Hut sales was 4.9% for both of the 39 week periods ended September 29, 2015 and September 30, 2014. Our blended average Wendy’s royalty rate as a percentage of total Wendy’s sales was 3.9% for both of the 39 week periods ended September 29, 2015 and September 30, 2014.
General and Administrative Expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, credit card transaction fees, professional fees, supplies and insurance.
Impairment and Closure Costs. Impairment and closure costs include any impairment of long-lived assets, including franchise rights, associated with units where the carrying amount of the asset is not recoverable and may exceed its fair value and the carrying amount of a unit’s leasehold improvements and equipment may not be recoverable. When a unit is closed, the associated lease and other costs related to the unit are included in closure costs.
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

Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the third quarter of fiscal 2015, the block cheese price averaged $1.68 per pound, a decrease of $0.49 or 23% versus the average price for the third quarter of fiscal 2014. Additionally, meat prices decreased $0.64 per pound or approximately 28% versus the average price for the third quarter of fiscal 2014.

Based upon current market conditions, we currently expect overall commodity deflation for our Pizza Hut operations of approximately 5% to 6% with commodity inflation for our Wendy’s operations of approximately 0% to 1% for fiscal 2015 as compared to the prior year.

Based upon current market conditions, we currently expect overall commodity inflation for our Pizza Hut and Wendy’s operations in fiscal 2016 to be flat compared to fiscal 2015.
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
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. We continue to evaluate the effects on our business of the Patient Protection and Affordable Care Act (“ACA”), which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in fiscal 2015 and have resulted in a modest increase in our direct labor expense for the first 39 weeks of fiscal 2015.
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
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited Consolidated Financial Statements may be material. Our critical accounting policies are available under Item 7 of our 2014 Form 10-K filed on March 27, 2015. There have been no significant changes with respect to these policies during the 39 weeks ended September 29, 2015.
As referenced in Item 7 of our 2014 Form10-K, we perform our annual assessment of goodwill, which is not subject to amortization, for impairment during the second quarter. We performed our annual test during the second quarter of fiscal 2015 and as a result of continued negative comparable store sales in our Pizza Hut operations, we performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of this quantitative assessment, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value. There was significant improvement in the fair value of the reporting unit when compared to the quantitative assessment performed in the fourth quarter of fiscal 2014, with the fair value returning to a level similar to the fair value at the second quarter of 2014. Additionally, we performed a qualitative assessment for our Wendy’s operations and concluded that it was more-likely-than-not that the fair value of the Wendy’s reporting unit was greater than its carrying value.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 39-week periods ended September 29, 2015 and September 30, 2014:

	13 Weeks Ended		39 Weeks Ended
Consolidated	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Net product sales, (in thousands)	$288,025	$287,296	$876,547	$842,831
Fees and other income, (in thousands)	$12,627	$12,303	$39,549	$38,927
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	29.7%	30.9%	29.2%	31.2%
Direct labor	30.2%	29.4%	30.1%	29.5%
Other restaurant operating expenses	34.5%	34.0%	33.3%	33.1%

Pizza Hut
Comparable store sales	(0.9)%	(0.7)%	(1.3)%	(3.7)%
Net product sales, (in thousands)	$237,264	$239,524	$724,820	$732,115
Fees and other income, (in thousands)	$12,627	$12,303	$39,549	$38,927
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	29.1%	30.4%	28.6%	30.9%
Direct labor	30.8%	29.5%	30.6%	29.6%
Other restaurant operating expenses	35.3%	35.0%	34.1%	33.7%

Wendy’s
Comparable store sales(1)	3.1%	N/A	1.4%	N/A
Net product sales, (in thousands)	$50,761	$47,772	$151,727	$110,716
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	32.5%	33.3%	32.1%	33.1%
Direct labor	27.8%	28.9%	27.8%	28.9%
Other restaurant operating expenses	30.5%	28.9%	29.8%	28.9%

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Stated as a percentage of net product sales.

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Pizza Hut Sales by occasion:
Delivery	41%	39%	42%	39%
Carryout	46%	47%	45%	48%
Dine-in	13%	14%	13%	13%

Wendy’s sales by occasion:
Pick-up window	69%	65%	69%	65%
Counter service	31%	35%	31%	35%

Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended
	September 29, 2015			September 30, 2014
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,420	143	1,277	1,354	91	1,263
Acquired	—	—	—	56	56	—
Developed(1)	10	—	10	17	—	17
Closed(1)	(24)	—	(24)	(17)	(3)	(14)
End of period	1,406	143	1,263	1,410	144	1,266
Equivalent units(2)	1,407	142	1,265	1,367	106	1,261

(1)
For Pizza Hut, six units and seven units were relocated or rebuilt and are included in both the developed and closed totals above for the 39 week periods ended September 29, 2015 and September 30, 2014, respectively. The closed units for the 39 weeks ended September 29, 2015 also include three units which are being relocated and will re-open upon completion.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended September 29, 2015 Compared to the 13 Weeks Ended September 30, 2014

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the third quarter of fiscal 2015 compared to the same period of fiscal 2014 were $237.3 million and $239.5 million, respectively, a decrease of $2.2 million or 0.9%, resulting largely from a decline in comparable store sales of 0.9% for the third quarter of fiscal 2015, rolling over last year’s comparable store sales decrease of 0.7%.
Fees and Other Income. Fees and other income for the third quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $12.6 million and $12.3 million, respectively, an increase of $0.3 million or 2.6%, largely due to an increase in customer delivery charge income due to increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the third quarter of fiscal 2015, as compared to the same period of fiscal 2014, was $69.0 million and $72.9 million, respectively, a decrease of $3.9 million or 5.3%. Cost of sales decreased 1.3% as a percentage of net product sales, to 29.1%, compared to 30.4% in the third quarter of fiscal 2014 largely due to lower ingredient costs, primarily meat and cheese.
Direct Labor. Pizza Hut direct labor costs for the third quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $73.0 million and $70.6 million, respectively, an increase of $2.4 million, or 3.4%. Direct labor costs were 30.8% of net product sales for the third quarter of fiscal 2015, a 1.3% increase compared to the same quarter in the prior year. This increase was primarily due to higher labor costs largely due to increased delivery sales mix, which is more labor intensive, increases in the state minimum wage rates and higher health insurance expense due to the ACA.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the third quarter of fiscal 2015 were $83.8 million compared to $83.9 million for the same quarter in the prior year, a decrease of $0.1 million, or 0.1%. OROE were 35.3% of net product sales for the third quarter of fiscal 2015 compared to 35.0% of net product sales for the prior year quarter, an increase of 0.3%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended September 30, 2014	35.0%
Development Incentives and WingStreet Incentives	0.4
Advertising expense	0.3
Repairs expense	0.3
Depreciation and amortization	(0.6)
Delivery driver insurance expense	(0.2)
Other	0.1
OROE as a percentage of net product sales for the 13 weeks ended September 29, 2015	35.3%

Depreciation and amortization included in OROE for our Pizza Hut operations was $8.8 million or 3.7% of net product sales for the third quarter of fiscal 2015 compared to $10.4 million or 4.3% of net product sales for the prior year quarter. This decrease in depreciation and amortization expense was primarily due to short-lived assets becoming fully depreciated during the fourth quarter of fiscal 2014 without replacement.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the third quarter of fiscal 2015 compared to the same period of fiscal 2014 were $50.8 million and $47.8 million, respectively, an increase of $3.0 million or 6.3% primarily due to an increase in comparable store sales of 3.1% and a 2.7% increase in equivalent units.
Cost of Sales. Wendy’s cost of sales for the third quarter of fiscal 2015 as compared to the same period of fiscal 2014, was $16.5 million and $15.9 million, respectively, an increase of $0.6 million or 3.8%. Cost of sales decreased 0.8% as a percentage of net product sales, to 32.5%, compared to 33.3% in the prior year quarter largely due to favorable product mix and promotional strategies.
Direct Labor. Wendy’s direct labor costs for the third quarter of fiscal 2015, as compared to the same period of fiscal 2014, were $14.1 million and $13.8 million, respectively, an increase of $0.3 million or 2.3%. Direct labor costs were 27.8% of net product sales for the third quarter of fiscal 2015, a 1.1% decrease compared to the prior year quarter largely due to improved labor efficiency and lower payroll tax expense.
Other Restaurant Operating Expenses. Wendy’s OROE for the third quarter of fiscal 2015 were $15.5 million compared to $13.8 million for the prior year quarter, an increase of $1.7 million or 12.2%. OROE increased 1.6% as a percentage of net product sales, to 30.5% of net product sales for the third quarter of fiscal 2015, compared to 28.9% in the prior year quarter.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended September 30, 2014	28.9%
Depreciation and amortization	1.0
Restaurant manager bonuses	0.3
Rent expense	0.2
Other	0.1
OROE as a percentage of net product sales for the 13 weeks ended September 29, 2015	30.5%
Depreciation and amortization included in OROE for our Wendy’s operations was $2.4 million or 4.8% of net product sales for the third quarter of fiscal 2015 compared to $1.8 million or 3.8% of net product sales for the prior year quarter. This increase was largely due to increased capital expenditures.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the third quarter of fiscal 2015 were $17.8 million compared to $15.9 million for the third quarter of fiscal 2014, an increase of $1.9 million or 11.6%. This increase was largely due to higher field personnel and recruiting costs, increased employee benefit expense and higher credit card transaction fees as compared to the prior year quarter.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense was $5.3 million for both the third quarter of fiscal 2015 and fiscal 2014.

Net Facility Impairment and Closure Costs. During the third quarter of fiscal 2015 we recorded $1.1 million of expense, including asset impairment charges of $0.8 million for an underperforming unit and $0.3 million for closure charges, compared to $0.2 million for the third quarter of fiscal 2014.

Other. During the third quarter of fiscal 2015 we recorded $0.2 million of other income compared to $0.2 million of other expense for the third quarter of fiscal 2014.

Interest Expense. Interest expense was $10.2 million for the third quarter of fiscal 2015 compared to $10.3 million for the prior year quarter. Our cash borrowing rate was flat at 6.2% for the third quarter of fiscal 2015 as compared to the prior year quarter. Our average outstanding debt balance decreased $19.0 million to $592.3 million for the third quarter of fiscal 2015 as compared to the same period last year due to additional borrowings on our Revolving Facility during fiscal 2014 to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $0.9 million and $0.8 million for amortization of deferred debt issuance costs in the third quarter of fiscal 2015 and fiscal 2014, respectively.
Income Taxes. For the third quarter of fiscal 2015, we recorded an income tax benefit of $3.4 million compared to an income tax benefit of $3.5 million for the third quarter of fiscal 2014. The tax benefit for both the third quarter of fiscal 2015 and fiscal 2014 was primarily due to tax credits in relation to lower taxable income. The third quarter of fiscal 2014 also included a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions.
Net (Loss) Income. Net loss for the third quarter of fiscal 2015 was $2.1 million compared to net income of $0.2 million for the prior year quarter. This decrease was largely due to higher G&A expense and increased facility impairment charges for the third quarter of fiscal 2015 as compared to the prior year quarter.

39 Weeks Ended September 29, 2015 Compared to the 39 Weeks Ended September 30, 2014

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 39 weeks ended September 29, 2015 compared to the 39 weeks ended September 30, 2014 were $724.8 million and $732.1 million, respectively, a decrease of $7.3 million or 1.0%, resulting largely from a decline in comparable store sales of 1.3% for the 39 weeks ended September 29, 2015, rolling over last year’s comparable store sales decrease of 3.7%. The comparable store sales decline was partially offset by a 0.3% increase in equivalent units for the 39 weeks ended September 29, 2015 as compared to the prior year.
Fees and Other Income. Fees and other income for the 39 weeks ended September 29, 2015, as compared to the same period of fiscal 2014 were $39.5 million and $38.9 million, respectively, an increase of $0.6 million or 1.6%. The increase was due to an increase in customer delivery charge income due to an increase in delivery transactions as compared to the prior year.
Cost of Sales. Pizza Hut cost of sales for the 39 weeks ended September 29, 2015, as compared to the prior year, was $207.1 million and $226.5 million, respectively, a decrease of $19.4 million or 8.5%. Cost of sales decreased 2.3% as a percentage of net product sales, to 28.6%, compared to 30.9% in the prior year. This decrease was largely due to lower ingredient costs, primarily cheese and meat, and favorable product mix.
Direct Labor. Pizza Hut direct labor costs for the 39 weeks ended September 29, 2015, as compared to the prior year, were $222.0 million and $216.8 million, respectively, an increase of $5.2 million, or 2.4%. Direct labor costs were 30.6% of net product sales for the 39 weeks ended September 29, 2015, a 1.0% increase compared to the prior year. The increase in direct labor costs as a percentage of net product sales was primarily due to higher labor costs from increased delivery sales mix, which is more labor intensive, increases in the state minimum wage rates, higher health insurance expense due to the ACA and the deleveraging effect of negative comparable store sales on fixed and semi-fixed labor costs.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units were $246.9 million for both the 39 weeks ended September 29, 2015 and September 30, 2014. OROE were 34.1% of net product sales for the 39 weeks ended September 29, 2015 compared to 33.7% of net product sales for the prior year, an increase of 0.4%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 39 weeks ended September 30, 2014	33.7%
Development Incentives and WingStreet Incentives	0.4
Advertising expense	0.3
Depreciation and amortization	(0.4)
Other	0.1
OROE as a percentage of net product sales for the 39 weeks ended September 29, 2015	34.1%
Depreciation and amortization included in OROE for our Pizza Hut operations was $26.0 million or 3.6% of net product sales for the 39 weeks ended September 29, 2015 compared to $29.6 million or 4.0% of net product sales for the prior year. This decrease in depreciation and amortization expense was primarily due to short-lived assets becoming fully depreciated during the fourth quarter of fiscal 2014 without replacement.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 39 weeks ended September 29, 2015 compared to the 39 weeks ended September 30, 2014 were $151.7 million and $110.7 million, respectively, an increase of $41.0 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants and comparable store sales growth of 1.4%.

Cost of Sales. Wendy’s cost of sales for the 39 weeks ended September 29, 2015 as compared to the prior year, was $48.7 million and $36.7 million, respectively, an increase of $12.0 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Cost of sales decreased 1.0% as a percentage of net product sales, to 32.1%, compared to 33.1% in the prior year largely due to favorable product mix and promotional strategies.
Direct Labor. Wendy’s direct labor costs for the 39 weeks ended September 29, 2015 as compared to the prior year, were $42.1 million and $32.0 million, respectively, an increase of $10.1 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Direct labor costs were 27.8% of net product sales for the 39 weeks ended September 29, 2015, a 1.1% decrease compared to the prior year largely due to improved labor efficiency and lower workers’ compensation expense which was partially offset by increased health insurance expense.
Other Restaurant Operating Expenses. Wendy’s OROE for the 39 weeks ended September 29, 2015 were $45.3 million compared to $32.0 million for the prior year, an increase of $13.3 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. OROE increased 0.9% as a percentage of net product sales, to 29.8% of net product sales for the 39 weeks ended September 29, 2015, compared to 28.9% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 39 weeks ended September 30, 2014	28.9%
Depreciation and amortization	0.8
Rent expense	0.2
Other	(0.1)
OROE as a percentage of net product sales for the 39 weeks ended September 29, 2015	29.8%
Depreciation and amortization included in OROE for our Wendy’s operations was $6.7 million or 4.4% of net product sales for the 39 weeks ended September 29, 2015 compared to $4.0 million or 3.6% of net product sales for the prior year. This increase was largely due to increased capital expenditures.
Consolidated
General and Administrative Expenses. G&A expenses for the 39 weeks ended September 29, 2015 were $51.9 million compared to $47.1 million for the prior year, an increase of $4.8 million or 10.2%. This increase was largely due to higher field personnel costs, higher credit card transaction fees due to increased transactions and increased employee benefit expense . The remainder of the increase was due to higher field personnel costs and credit card transaction fees largely attributable to the Wendy’s operations for the units acquired in July 2014.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 39 weeks ended September 29, 2015 was $15.8 million compared to $15.5 million for the prior year, an increase of $0.3 million.

Net Facility Impairment and Closure Costs. During the 39 weeks ended September 29, 2015 we recorded $5.7 million of expense compared to $0.7 million of expense for the same period of fiscal 2014. The 39 weeks ended September 29, 2015 included asset impairment charges of $4.9 million for underperforming units ($3.7 million for our Pizza Hut operations and $1.2 million for our Wendy’s operations) and $0.8 million for closure charges. The 39 weeks ended September 30, 2014 included $0.7 million of impairment and closure charges for our Pizza Hut operations.

Other. During the 39 weeks ended September 29, 2015 we recorded $0.2 million of other expense compared to $0.1 million of other income for the same period of fiscal 2014.

Interest Expense. Interest expense was $31.2 million for the 39 weeks ended September 29, 2015 compared to $30.5 million for the prior year, an increase of $0.7 million. Our cash borrowing rate was flat at 6.3% for the 39 weeks ended September 29, 2015 as compared to the prior year. Our average outstanding debt balance increased $12.9 million to $595.7 million for the 39 weeks ended September 29, 2015 as compared to the prior year, due to additional borrowings on our term loan during fiscal 2014 to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $2.9 million and $2.8 million for amortization of deferred debt issuance costs for the 39 weeks ended September 29, 2015 and September 30, 2014, respectively.
Income Taxes. For the 39 weeks ended September 29, 2015, we recorded an income tax benefit of $3.9 million compared to an income tax benefit of $4.6 million for the prior year period. The income tax benefit for the 39 weeks ended September 29, 2015 primarily related to federal employment-related tax credits in relation to lower taxable income. This benefit included adjustments to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of the 2014 federal and state tax returns during the third quarter of 2015.
For the 39 weeks ended September 30, 2014, we recorded an income tax benefit of $4.6 million primarily due to high tax credits in relation to lower taxable income and a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions. This benefit was partially offset by $1.0 million of tax expense due to an adjustment to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of the 2013 federal and state tax returns during the third quarter of 2014.
Net Income. Net income for the 39 weeks ended September 29, 2015 was $2.9 million compared to $1.7 million for the prior year, an increase of $1.2 million. The increase in net income is primarily attributable to improved profitability from our Wendy’s operations and the 56 Wendy’s units acquired in July 2014. Additionally, our Pizza Hut operations generated improved profitability as decreases in ingredient costs and favorable product mix more than offset the impact of negative comparable store sales. These increases were partially offset by a $5.0 million increase in asset impairment charges as compared to the prior year.
Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, asset refurbishment, and IA’s, and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility (“Revolving Facility”). Future acquisitions, depending on the size, or new capital expenditure requirements may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Under our franchise agreements with PHI and Wendy’s, our franchisors have the right to institute asset standards which may be material to our business and could require significant capital outlay.
Our working capital was a deficit of $37.9 million at September 29, 2015. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 29, 2015, we had $90.9 million of borrowing capacity available under our Revolving Facility net of $19.1 million of outstanding letters of credit.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 39 weeks ended September 29, 2015 was $63.3 million compared to $57.7 million for the same period of the prior year or a $5.6 million increase. This increase was primarily due to a $1.2 million increase in our net income and a $4.4 million positive change in our non-cash items, primarily net facility impairment and closure costs.
Cash flows from investing activities
Cash flows used in investing activities were $40.1 million for the 39 weeks ended September 29, 2015 due to $42.0 million of investments in capital expenditures partially offset by $1.4 million of proceeds from sale-leaseback transactions and $0.5 million of proceeds from the disposition of assets. Cash flows used in investing activities were $85.0 million for the 39 weeks ended September 30, 2014 due to $50.5 million of investments in capital expenditures and $56.8 million paid for the July 2014 acquisition of Wendy’s restaurants, partially offset by sale-leaseback proceeds of $19.4 million for 10 of the fee-owned properties acquired in the July 2014 Wendy’s acquisition and $2.9 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $52.0 million to $55.0 million in fiscal 2015, consisting of approximately $36.0 million to $38.0 million in our Pizza Hut operations and approximately $15.0 million to $16.0 million in our Wendy’s operations.
Cash flows from financing activities

Net financing outflows were $3.1 million for the 39 weeks ended September 29, 2015 due to a $3.1 million principal payment on the term loan. Net cash flows provided by financing activities were $18.9 million for the 39 weeks ended September 30, 2014. During the second quarter of fiscal 2014, we borrowed $40.0 million pursuant to an incremental term loan which we entered into under the existing credit facility’s $125.0 million term accordion feature to fund the acquisition of 56 Wendy’s units in July 2014. The increased term loan borrowing was partially offset by $10.9 million in post-closing payments to the former owners of Holdings relating to the acquisition of Holdings by NPC Holdings, net payments on our Revolving Facility of $7.0 million, $2.7 million of principal payments on the term loan and $0.7 million paid for debt issuance costs.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We currently estimate that we may be required to make a payment of $6.0 million to $8.0 million in fiscal 2016. However, because this is a preliminary estimate, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected and as such the Company has not reflected any of this estimate as a current liability.
As of September 29, 2015, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of September 29, 2015 were as follows:

			Covenant requirement
	Actual		2015	2016	2017
Maximum leverage ratio	4.89x	Not more than	5.50x	5.00x	4.75x
Minimum interest coverage ratio	1.75x	Not less than	1.35x	1.40x	1.40x
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
As described above, we were in compliance with the maximum leverage ratio and the minimum interest coverage ratio on September 29, 2015. Based on our current operations and our internal financial forecasts, we believe we will be in compliance with these financial covenants through the remainder of fiscal 2015 and fiscal 2016. However, the degree of cushion in meeting the maximum leverage ratio in the future may be narrower than in prior periods and will be dependent on, among other things, Pizza Hut and Wendy’s brand performance, our operating cash flows, volatility in commodity prices for meat and cheese, and economic conditions.

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

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under our Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At September 29, 2015, we had $90.9 million of borrowing capacity available under our Revolving Facility net of $19.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our credit agreement. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.
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
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended		39 Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Net (loss) income	$(2,116)	$162	$2,931	$1,744
Adjustments:
Interest expense	10,240	10,344	31,197	30,548
Income tax benefit	(3,401)	(3,533)	(3,867)	(4,619)
Depreciation and amortization	16,072	17,095	47,151	48,030
Net facility impairment and closure costs	1,050	153	5,727	721
Pre-opening expenses and other	228	621	1,446	1,068
Development and WingStreet Incentives	(85)	(1,150)	(825)	(3,950)
Adjusted EBITDA	$21,988	$23,692	$83,760	$73,542

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

Letters of Credit
As of September 29, 2015, we had letters of credit of $19.1 million issued under our Senior Secured Credit Facilities in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of September 29, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2014 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of September 29, 2015, we had $402.3 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of September 29, 2015 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $5.0 million for the 39 weeks ended September 29, 2015 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $4.7 million for the 39 weeks ended September 29, 2015.

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

There has been no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2015.

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

10.28***	Amendment to Employment Agreement, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick.
10.29***	Letter Agreement re: Bonus and Options, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick.
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
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 39 week periods ended September 29, 2015, filed on November 13, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations (unaudited) for the 13 and 39 week periods ended September 29, 2015 and September 30, 2014, (ii) the Consolidated Balance Sheets (unaudited) at September 29, 2015 and December 30, 2014, (iii) the Consolidated Statement of Member’s Equity (unaudited) for the 39 weeks ended September 29, 2015, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 29, 2015 and September 30, 2014, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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