Form 10-K
period 2015-12-29
NPC Restaurant Holdings, LLC
filed 2016-03-09
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-K
 ____________________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
There is no market for the Registrant’s equity. As of March 9, 2016, there were 1,000 units of membership interests outstanding.

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
Market and Industry Data
In this Form 10-K, we refer to information regarding the U.S. restaurant industry and the quick service restaurant sector from publicly available market research reports and other publicly available information. Unless otherwise indicated, corporate information regarding PHI in this Form 10-K has been made publicly available by Yum! and corporate information regarding Wendy's has been made publicly available by the Wendy’s Company. We have not independently verified such data and we make no representations as to the accuracy of such information. None of the market research reports referred to in this Form 10-K were prepared for use in, or in connection with, this Form 10-K.
Item 1.    Business.
General
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as the “Company,” “we,” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc. is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2015 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor and is the eighth largest restaurant unit operator, based on unit count, in the U.S. NPC is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, its name was changed to National Pizza Company, and it was subsequently renamed NPC International, Inc. on July 12, 1994.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of December 29, 2015 we operated 1,251 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of December 29, 2015, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery.
Our Wendy’s operations. As of December 29, 2015 we operated 144 Wendy’s units in 5 states.We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth with development of new restaurants that meet our investment objectives. All of our Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Kansas City, Salt Lake City and Greensboro-Winston Salem metropolitan areas.
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
The following table sets forth certain information with respect to each fiscal period:

	December 29, 2015	December 30, 2014	December 31, 2013(2)
Pizza Hut:
Average annual revenue per restaurant(1)	$765,798	$767,094	$819,881

Sales by occasion:
Carryout	46%	47%	49%
Delivery	42%	40%	37%
Dine-in	12%	13%	14%

Number of restaurants open at the end of the period:
RBD	503	514	527
Delco	602	601	567
RR	146	162	169
Total Pizza Hut restaurants	1,251	1,277	1,263

Wendy’s:
Average annual revenue per restaurant(3)	$1,427,193	$1,377,549	$1,350,387

Sales by occasion:
Pick-up window	67%	65%	65%
Counter service	33%	35%	35%
Number of restaurants open at the end of the period	144	143	91
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,262 in both fiscal 2015 and fiscal 2014 and 1,240 in fiscal 2013.

(2)	The fiscal year ended December 31, 2013 includes 53 weeks of operations as compared with 52 weeks for the other years presented.

(3)
In computing the fiscal 2015 and fiscal 2014 averages, total net product sales for these fiscal periods were divided by 142 and 116 equivalent units, respectively. In computing the 2013 average, pro forma annual net product sales were divided by 88 full-year equivalent units.

Digital ordering is becoming increasingly important to our Pizza Hut customers, with approximately 41% of our Pizza Hut delivery and carry-out sales processed digitally for fiscal 2015 compared to approximately 34% in fiscal 2014 and 25% in fiscal 2013. In the future, we expect to see continued growth in digital ordering.

We operate two call centers that primarily process overflow delivery and carry-out orders for approximately 1,000 of our Pizza Hut units. In addition, these call centers process orders in certain metro markets that are placed via a specific dedicated Pizza Hut phone number that serves select markets. Approximately 10% of our Pizza Hut delivery and carry-out sales in fiscal 2015 were processed by our customer service representatives in these call centers compared to approximately 13% of delivery and carry-out sales in fiscal 2014. This decline in call center volume is primarily related to the above noted shift to digital ordering.

We treat our Pizza Hut operations and Wendy’s operations as separate operating segments, and we aggregate the operating segments into one reportable segment for financial reporting purposes in accordance with applicable accounting guidance.

Pizza Hut, Inc.

PHI is the world’s largest pizza quick service restaurant, or “QSR,” company. As of December 26, 2015, the Pizza Hut brand had over 6,300 restaurants and delivery units in the United States and over 8,100 international units in more than 90 other countries and territories, excluding licensed units. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.
PHI is owned and operated by Yum!. Yum! is the world’s largest QSR company, based on number of units, and as of December 26, 2015, its brands comprised over 40,000 units (excluding licensed units) in more than 130 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell and KFC. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.
Wendy’s
Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment. As of January 3, 2016, the Wendy's system included approximately 6,500 franchise and Company-operated restaurants in the United States and 28 countries and U.S. territories worldwide.
The Wendy’s Company is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC. Wendy’s Restaurants, LLC is the parent company of Wendy’s International, LLC. Wendy’s International, LLC is the indirect parent company of Quality Is Our Recipe, LLC (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States.
Our Products
Pizza Hut

Pizza Hut restaurants generally provide full table service, carry-out and/or delivery and a menu featuring pizza, pasta, chicken wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 77% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.
All product ingredients are of a high quality and are prepared in accordance with proprietary formulas established by PHI. We offer a variety of pizzas in multiple sizes with a variety of crust styles and different toppings. With the exception of food served at the lunch buffet, food products are prepared at the time of order. We also offer the WingStreet product line that includes bone-in and bone-out fried chicken wings.
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
Wendy’s
Wendy’s restaurants offer an extensive menu specializing in hamburger and chicken sandwiches, which are prepared to order with the customer’s choice of condiments. The Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts, kids’ meals and other limited time offered products.
Business Growth Strategy
An important part of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our market share year over year. We intend to augment this basic strategy with (i) the development of new Pizza Hut Delco locations and Wendy’s units within our existing territories as justified by the number of currently unserved households and other relevant demographics, (ii) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants, (iii) rebuilding or relocating existing assets to better serve our customers and (iv) other acquisition opportunities in the restaurant industry.

Franchise Agreements
Pizza Hut
On January 1, 2003, we began operating under new franchise agreements with PHI, pursuant to two types of agreements: territory franchise agreements (“TFA’s”) and location franchise agreements (“LFA’s”). TFA’s govern the franchise relationship between PHI and us with respect to a specific geographical territory, while LFA’s govern the franchise relationship between PHI and us with respect to specified restaurants. Additionally, these agreements require us to be a member of the International Pizza Hut Franchise Holder’s Association (“IPHFHA”), an independent association of substantially all Pizza Hut franchisees.
We operate approximately half of our units under LFA’s, with the remaining units operating under TFA’s.
Territory franchise agreements. Our TFA’s provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area; however, this has not occurred to date. As of December 29, 2015, we had no commitments for future development under any TFA. Pursuant to our TFA’s, we are required to pay a royalty rate of 4.0% of RBD and RR sales and 4.5% of Delco sales, as defined in the franchise agreements. The royalty rate for the TFA delivery units will increase to 4.75% as of January 1, 2020 and to 5.0% as of January 1, 2030.
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
Franchise agreement asset upgrade requirements. Effective August 1, 2014, PHI approved the Brand Builder Program which eliminated currently required Major Asset Actions (“MAA”), defined as a rebuild, relocation (including relocation to a delco), or remodel on Dine-in units constructed before 1998 as required under the 2003 LFA’s and TFA’s. In return, PHI is requiring that specifically identified assets be brought up to brand standard or “re-imaged”. The re-image of a Dine-in unit entails limited exterior refurbishment (paint, parking lot, etc.) and significant restaurant interior upgrades. The re-image of a Delco unit entails complete renovation of the customer area (foyer) including new flooring, wall finishes, ceiling and lighting.
The 2003 TFA and LFA franchise agreements allow PHI to require a remodel on up to 15% of our assets annually beginning in 2016. In March 2016, PHI and the IPHFHA jointly introduced the Asset Partner Plan (“Asset Partner Plan”). The Asset Partner Plan will govern the future asset upgrade requirements for qualifying franchisees including remodel scope and timing of such actions. The scope of the proposed remodel requirements under the Asset Partner Plan vary based upon (i) the asset type, (ii) the date of the last asset action and (iii) in some cases population density. The Asset Partner Plan requires each qualifying franchisee in the system to remodel or rebuild 10% of its asset base annually through 2025; thereafter executing a minor remodel ten years after completing a major remodel and a major remodel seven years after completing a minor remodel on a continual cycle moving forward. We anticipate relocating most of our Dine-in assets to the more cost efficient Delco format in lieu of the Dine-in remodel option to ensure a more contemporary store base that better meets the needs of consumers in the markets we serve. Additionally, the Delco format requires significantly less annual maintenance costs and generally has higher margins. All assets constructed before 1980 will be required to be sunset no later than 2036. In the event we do not qualify or determine at a later time not to participate in the Asset Partner Plan, PHI could require that we remodel or rebuild up to 15% of our assets annually in accordance with our franchise agreements.

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
The above GFFA’s require that we complete MAA’s on certain qualifying Dine-ins in the markets. The Brand Builder Program extended the deadline for such MAA’s by two years and our remaining obligations are outlined below:

GFFA	MAA’s Remaining	Deadline
Kansas City	1	December 2023
Florida, Georgia and Iowa	11	December 2021
St. Louis	8	February 2022
Denver	3	January 2021
Jacksonville	1	February 2024
	24
The required MAA’s outlined above will be eliminated if the Company qualifies for theAsset Partner Plan described for the TFA and LFA’s; replacing the above schedule with an annual 10% requirement for all assets operated under GFFA’s. Based on the qualifying terms outlined, we believe that we will meet all qualifications to participate in this program.
Estimated costs to complete the asset upgrade requirements noted above under the Asset Partner Plan are included in Note 10 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and the Contractual Obligations and Off Balance Sheet Arrangements table included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Additionally, PHI offered development incentives totaling $10,000 per unit converted to the WingStreet platform for fiscal 2013 through fiscal 2015 (“WingStreet Incentives”). WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and will be received within 12 months of unit conversion.
Our blended average royalty rate for Pizza Hut units (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for fiscal 2013 through fiscal 2015.

Wendy’s

On July 22, 2013, we began operating under franchise agreements with Wendy’s that are for specific locations. Each franchise agreement begins at the date of the acquisition and continues for the length of the underlying lease or 20 years, whichever is shorter. Each agreement also has one 10 year renewal, subject to certain conditions. The royalty rate we are required to pay is 4.0% of gross sales, as defined in the franchise agreements, subject to certain incentives. Our blended average royalty rate for Wendy’s units as a percentage of total sales was 3.9% for fiscal 2015 and fiscal 2014 and 3.8% for fiscal 2013.
Other Terms of Franchise Agreements. Pursuant to our Wendy’s franchise agreements, Wendy’s must approve our opening of any new restaurant and the closing of any of our existing restaurants. For acquisitions of Wendy’s restaurants owned by other franchisees, Wendy’s has a right of first refusal to acquire the existing units.

The agreements govern the operation of Wendy's respective franchises with respect to such issues as restaurant maintenance, advertising, purchase of supplies, food specifications and standards, inspections and use of Wendy’s proprietary marks and trade secrets as well as timely completion of Image Activation (“IA”) activities, (defined as a reimage or refresh). If we fail to substantially comply with the standards or procedures set forth in the franchise agreement, Wendy’s may terminate the franchise agreement. The franchise agreements may also be terminated upon other events, including our bankruptcy or insolvency. At no time during our history has Wendy’s sought to terminate any of our franchise agreements or otherwise limit our franchise rights.
Franchise agreement asset development and upgrade requirements. Our franchise agreements require us to perform facility upgrades to all of our restaurants. Estimated costs to complete the asset upgrade requirements are included in Note 10 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and the Contractual Obligations and Off Balance Sheet Arrangements table included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The estimated costs for our Pizza Hut operations are based upon our proposal under the Asset Partner Plan. We were in full compliance with the upgrade requirements defined in the franchise agreements as of December 29, 2015.

The franchise agreement requirements relating to each acquisition of Wendy’s restaurants by NPCQB are as follows:

•
Kansas City. The agreements for 35 units require us to pay a royalty rate of 4.0% of sales, excluding breakfast sales for locations serving breakfast in this market. In connection with the acquisition, NPCQB agreed to complete 12 IA’s on existing restaurants by December 31, 2018, of which NPCQB has completed four IA’s as of December 29, 2015. NPCQB also entered into a development agreement with Wendy’s whereby NPCQB has the right to develop five units to be opened by December 31, 2018. New units not replacing an existing restaurant are eligible for a 1.0% royalty reduction for the first 24 months following the restaurant opening. NPCQB has the option to close up to four specified restaurants by December 31, 2016, of which one has been closed as of December 29, 2015.

•
Salt Lake City. NPCQB agreed to complete 15 IA’s by December 31, 2018, of which six have been completed as of December 29, 2015. NPCQB entered into a development agreement with Wendy’s, whereby NPCQB has the right to develop five units to be opened by December 31, 2018, of which three units have been opened as of December 29, 2015. Additionally, in connection with the acquisition, NPCQB has the option to close up to seven specified restaurants by December 31, 2017, of which NPCQB has closed two units as of December 29, 2015.

•
North Carolina. In connection with the acquisition in July 2014, NPCQB has the option to close up to 12 specified restaurants by June 30, 2019 of which one unit has been closed as of December 29, 2015. NPCQB determined that it will continue to operate four of these specified units while the remaining seven units are under evaluation. NPCQB also agreed to complete 21 IA’s by December 31, 2021, of which NPCQB has completed three IA’s as of December 29, 2015.

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
In addition, each Pizza Hut restaurant is required pursuant to franchise agreements to contribute dues of 1.75% of gross sales, as defined in the franchise agreements, to advertising cooperatives (“advertising co-op’s”). The advertising co-op’s control the advertising within designated marketing areas (“DMA’s”). All advertisements must be approved by PHI.
Effective in 2015 and continuing through 2017, the advertising co-ops have agreed to transfer amounts equal to 1.75% of member gross sales from local advertising to AdCom for national advertising, bringing the total national advertising budget to 4.25%. Previously, for 2012 through 2014, the advertising co-ops agreed to transfer amounts equal to 1.50% of member gross sales from local advertising to Adcom for national advertising, bringing the total national advertising budget during this period to 4.00%. Also during this period, each advertising co-op had the option to rebate the remaining contribution of 0.25% of gross sales back to co-op members if not used to fund local media initiatives.
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
Wendy’s
We spend on average 4% of total net sales from our Wendy’s units on local and national Wendy’s advertising activities. We are required under our franchise agreements to contribute to the national advertising fund and for local and regional advertising programs governed by the Wendy’s Unit Franchise Agreement. Beginning in 2014, the rate is 3.50% of total net sales for national advertising and 0.50% for local and regional advertising compared to 3.25% of total net sales for national advertising and 0.75% of gross sales for local and regional advertising for 2013.
Supplies and Distribution

Pizza Hut
We purchase substantially all equipment, supplies and food products required in the operation of our Pizza Hut restaurants from suppliers who have been quality assurance approved and audited by PHI. Purchasing is substantially provided by Restaurant Supply Chain Solutions, LLC (“RSCS”), a cooperative set up to act as a central procurement service for the operators of Yum! franchises.
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

We rely upon two primary distributors to provide most of our food and other supplies for our Wendy’s restaurants. All products must be purchased by a Wendy’s approved source. Our restaurants take delivery of food and supplies two to three times a week.
Information Technology We have developed a proprietary web-based business intelligence software tool that provides critical operating data on a timely basis to our restaurant teams to assist them in operating efficiently while meeting the needs of customers. Product sales and most expenses are captured through our back office system and transferred directly to our enterprise resource planning (“ERP”) system for accurate and timely reporting. Our back office system provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. All corporate computer systems, including laptops, restaurant computers, call centers, and administrative support systems are connected using a wide-area network. This network supports an internal web site, or “Portal,” for daily administrative functions, allowing us to eliminate paperwork from many functions and accelerate response time.

Pizza Hut
Our Pizza Hut restaurants utilize a proprietary point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s online ordering site - www.pizzahut.com. In approximately 1,150 of our units, the POS system includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items.
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
Product sales and inventory are captured through the back office system and transferred to our ERP system for accurate and timely reporting. We converted our NPCQB operations onto our ERP system during the first half of 2014. We implemented Aloha Back Office which replaced the third party software in all stores during fiscal 2015. Management and support personnel have access to our proprietary business intelligence software which provides extensive time critical management data.
Competition
The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in local and national economic conditions, taste and eating habits of the public and population and traffic patterns. We compete with a variety of restaurants offering moderately priced food to the public, including other large, national QSRs. We also compete with supermarkets and convenience stores and other food outlets as described below. There is also active competition for competent employees and for the type of real estate sites suitable for our restaurants.

Pizza Hut
Within the QSR pizza segment, we compete directly with national chains and numerous regional chains and locally-owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Pizza Hut system. More broadly, we also compete in the food purchase industry against supermarkets and convenience stores that sell fresh and/or frozen pizzas and others that offer “take-and-bake” pizza products. In addition to more established competitors, we also face competition from new competitors and concepts such as fast casual pizza concepts. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits. Limited product variability within the pizza segment can make differentiation among competitors difficult. Thus, companies in the pizza segment continuously promote and market new product introductions, price discounts and bundled deals, and rely heavily on effective marketing and advertising to drive sales. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.`

Wendy’s

Our Wendy’s restaurants face competition from other food service operations within the same geographical area. Wendy’s restaurants compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. We compete directly with national chains and numerous regional chains and locally-owned restaurants which offer similar hamburger and sandwich products. The location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry. A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals to go as part of their deli sections. Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation. Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.
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
Working Capital Practices
Our working capital was a deficit of $45.1 million as of December 29, 2015. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our primary distributors. If we were to utilize the 30 day term of trade credit for these distributors, it would increase our cash position by approximately $27.0 million; however this would not impact our working capital.

Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC"). Our website address is www.npcinternational.com. Information contained on that website is not part of this Form 10-K.
Employees
As of December 29, 2015, we had over 31,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

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
The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $4.0 million in fiscal 2015, without giving effect to the RSCS directed hedging programs. In addition, our participation in the food hedging programs directed by RSCS may hedge less than half of our cheese purchases and therefore may not adequately protect us from price fluctuations.
Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Approximately 41% of our units operate in states where the state minimum wage rate exceeds the federal minimum wage rate. We currently expect that 12% of our total units will incur an increase in state minimum wage rates in 2016, while 33% of total units experienced an increase in 2015. In addition, there are currently a number of federal, state and local initiatives and proposals, to further increase minimum wage rates. Increased labor costs due to competition, increased minimum wage or mandated employee benefits costs, unionization activity or other factors would adversely impact our cost of sales and operating expenses.

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

Franchisor mandated asset upgrade and development requirements could require us to make significant capital expenditures and could have a material adverse effect on our business, financial condition and results of operations.
Under our franchise agreements with PHI and Wendy’s, our franchisors have the right to require us to upgrade our assets to brand standards which could include asset remodeling, reimaging or relocation. See Item 1, "Business - Franchise Agreements." These requirements may be material to our business and may require significant capital outlay. Such requirements may require us to obtain additional financing thereby limiting our ability to grow the business through acquisitions. If we do not comply with franchisor mandates, our franchisors have several remedies, including terminating the applicable franchise agreement for a defaulted restaurant or in certain circumstances terminating the franchise agreement for all restaurants governed by the defaulted restaurant’s agreement. If any of our franchise agreements were terminated or any of our franchise rights were limited, our business, financial condition and results of operations would be harmed.
As described in Item 1, "Business - Franchise Agreements,” PHI and the IPHFHA jointly introduced the Asset Partner Plan. The Asset Partner Plan proposes to govern the future assetupgrade requirements including the remodel scope and timing of such actions. The scope of the proposed remodel requirements vary based upon (i) the asset type, (ii) the date of the last asset action and (iii) in some cases population density. Our franchise agreements allow PHI to require a remodel on up to 15% of our assets annually beginning in 2016. The Asset Partner Plan will require significant capital expenditures by us over the plan period. Additionally, we may choose to permanently close or relocate certain units and convert units to the Delco format. As a result of these actions, we will likely experience a reduction in our net sales with respect to certain units due to temporary or permanent closures and relocation risks such as relocation to a less preferred site or less favorable leasing arrangement and the loss of dine-in sales associated with conversion to the Delco format.
The U.S. Quick Service Restaurant market is highly competitive, and that competition could affect our operating results.
We compete on a broad scale with Quick Service Restaurants, or “QSRs,” and other national, regional and local restaurants, as well as with grocery stores and convenience stores for certain food items. The overall food service market generally and the QSR market, in particular, are intensely competitive with respect to price, service, location, personnel and type and quality of food. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by PHI and Wendy’s and their competitors. In addition, we compete within the food service market and the QSR sector not only for customers, but also for management and hourly employees and suitable real estate sites. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, which would have an adverse effect on our operating results.
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
In addition, since certain of our Pizza Hut restaurants serve alcoholic beverages, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could have a material adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially affect us and our restaurants.
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
We are subject to extensive federal, state and local laws and regulations and industry regulations, including those relating to:

•	the preparation and sale of food;

•	state and local licensing,

•	state and local licensing, including liquor licenses which allow us to serve alcoholic beverages;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act of 1990;

•	compliance with the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010;

•	industry regulation regarding credit card information;

•	information security, privacy, and reporting of credit card information;

•	working and safety conditions; and

•	Federal and state immigration laws and regulations in the U.S.
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

Adverse media reports on our segment of the restaurant industry, such as pizza or hamburgers, or restaurants operating under a particular brand, can have an almost immediate and significant adverse impact on companies operating in that segment or restaurants using that brand, even though they have personally not engaged in the conduct being publicized. Such sensationalist media topics could include food-borne illness, food contamination, unsanitary conditions or discriminatory behavior. Reports of food-borne illnesses (such as e-coli, mad cow disease, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the QSR segment and could in the future affect us as well. In addition, increased use of social media can create or amplify the effects of negative publicity. If such a situation was to arise, consumer demand for the food products we sell and our results of operations could be adversely affected, regardless of our lack of ownership of the relevant locations where the incidents may have occurred.
Our systems may fail or be damaged, which could harm our operations and our business.
Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, human error or other causes. System defects, failures, interruptions, unauthorized entries or viruses could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of employee or customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.
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
A person who is able to circumvent our security measures could misappropriate our or our customers’ and employees’ confidential information, cause interruption in our operations, damage our computers or those of our vendors, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business and revenues. Any well-publicized compromise of either our security or the security of other Pizza Hut or Wendy’s operators could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived to be secure.
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
Our results of operations could be adversely affected by increased costs as a result of changes in laws and other changes relating to health care.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. During fiscal 2015 we implemented the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in fiscal 2015 and have resulted in a modest increase in our direct labor expense for the 52 weeks ended December 29, 2015. Any future increases in these costs, as a result of changes in law, changes in the insurance industry or other changes, could have an adverse effect on our business, results of operations and financial condition.
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. For our Pizza Hut units, we use one primary distributor to provide most all of our food and other supplies. If our distributor fails to meet its service requirements for any reason, it could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. Likewise, all of our cheese for our Pizza Hut operations is purchased from a single supplier, Leprino Foods Dairy Products Company (“Leprino”), the loss of which could have a material adverse effect on our business. Leprino is one of the major pizza category suppliers of cheese in the United States. While we have no other sole sources of supply, we do source other key ingredients from a limited number of suppliers. Alternative sources of supply of cheese or other key ingredients may not be available on a timely basis or be available on terms as favorable to us as under our current arrangements.
The impact of potentially limited credit availability on third-party vendors such as our suppliers cannot be predicted.  The inability of our suppliers to access financing, or the insolvency of suppliers, could lead to disruptions in our supply chain which could adversely impact our sales, cost of sales and financial condition.
Our Wendy’s units are dependent on frequent deliveries of perishable food products that meet brand specifications. Our Wendy's restaurants take delivery of food and supplies two to three times a week. We rely upon QSCC for the purchase of food, proprietary paper, operating supplies and equipment and rely upon two primary distributors to provide most of our food and other supplies for our Wendy's restaurants. If QSCC does not properly estimate the product needs of our Wendy’s units, makes poor purchasing decisions, or decides to cease its operations, or if our distributors fail to meet their service requirements for any reason, our sales and operating costs could be adversely affected and our results of operations and financial condition could be harmed.
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
As of December 29, 2015, we owned the land and/or the building for 28 restaurants and leased the land and/or building for 1,367 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.
The majority of our existing lease terms end within the next two to six years for our Pizza Hut units and the next 15 to 20 years for our Wendy’s units. We have the ability to exercise lease options to extend the terms at virtually all of these locations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.
We depend on the services of key individuals, the loss of which could materially harm our business.
Our success will depend, in part, on the efforts of our executive officers and other key employees most of whom have extensive experience with our company and in our industry. In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. We do not have employment agreements with any of our executive officers, other than our chief executive officer, our chief financial officer and our chief operating officer. Additionally, we do not maintain key-person insurance for any of our officers, employees or members of our Board of Directors. The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we self-insure a significant portion of expected losses under our workers’ compensation, employee medical, general liability and non-owned auto programs. Reserves are recorded based on our estimates of the ultimate costs to resolve or settle incurred claims, both reported and unreported. If our reserves were inadequate to cover costs associated with resolving or settling claims associated with these programs, or if a judgment substantially in excess of our insurance coverage is entered against us, our financial condition and cash flow could be adversely affected. Our non-owned auto program can experience significant volatility due to the potential for a combination of high severity accidents and our high retention levels, causing a potential negative impact on our results of operations.
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
Failure by us to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business.
We are required to maintain effective disclosure controls and procedures and effective internal control over financial reporting in connection with our filing of periodic reports with the SEC under the Securities Exchange Act of 1934. Failure to maintain effective disclosure controls and procedures and internal control over financial reporting, or the report by us of a material weakness, may cause investors to lose confidence in our consolidated financial statements. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate and we may face restricted access to the capital markets.

Our substantial leverage and lease obligations could affect our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and restrict our future activities.
We are a highly leveraged company. Our total outstanding indebtedness on December 29, 2015 was $591.3 million, comprised of our term loan of $401.3 million ("Term Loan") and $190.0 million of 10 1/2% Senior Notes due 2020 (“Senior Notes”). We can also borrow secured debt up to $110.0 million under our revolving credit facility (“Revolving Facility”). Our Term Loan, together with our Revolving Facility, are referred to herein as our "Senior Secured Credit Facilities". We had $29.1 million of letters of credit issued and outstanding, resulting in $80.9 million of borrowing capacity under our Revolving Facility on December 29, 2015. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”
We also have, and will continue to have, significant lease obligations. As of December 29, 2015, our minimum annual rental obligations under long-term operating leases for fiscal 2016 and fiscal 2017 were $61.4 million and $54.9 million, respectively.
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
Future acquisitions or increased capital expenditures, depending on the size, may require borrowings beyond those available on our Revolving Facility and therefore may require utilization of the additional term loan borrowing capacity under our Senior Secured Credit Facilities, which requires additional commitments from lenders, as well as other sources of debt or additional equity capital. Changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our Senior Secured Credit Facilities, if at all. If we were to access additional debt financing beyond our Senior Secured Credit Facilities to sustain our capital resource growth, additional financing could be at higher costs than the Company’s currently outstanding borrowings. In addition any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions.

We are required to satisfy various financial covenants under our Senior Secured Credit Facilities, and if we are unable to do so in the future we may be required to take corrective actions to avoid a default under our Senior Secured Credit Facilities and Senior Notes.

We were in compliance with the financial covenants under our Senior Secured Credit Facilities as of December 29, 2015, having a leverage ratio of 4.75x as compared to the covenant requirement of not more than 5.50x as of December 29, 2015 and an interest coverage ratio of 1.79x as compared to the covenant requirement of not less than 1.35x. The covenant requirement for the maximum leverage ratio increases to not more than 6.00x for our 2016 fiscal year, and thereafter decreases to 5.75x for our 2017 fiscal year and not more than 5.25x thereafter. The covenant requirement for the minimum interest coverage ratio increases to not less than 1.40x after our 2015 fiscal year. We believe that we will be in compliance with these financial covenants for fiscal year 2016 based upon our current operations and our internal financial forecasts. However, our ability to satisfy these financial covenants going forward depends on our future operating performance, which is in part subject to Pizza Hut and Wendy’s brand performance, prevailing economic and competitive conditions, including commodity prices, and various business, regulatory and other factors, some of which are beyond our control. If we are unable to satisfy these financial covenants in the future and are unable to cure any such failure under the terms of our Senior Secured Credit Facilities, we would be in default under our Senior Secured Credit Facilities, with the consequences described above. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table sets forth certain information regarding restaurants operated by the Company as of December 29, 2015.

	Pizza Hut Units	Wendy’s Units	Total
Alabama	109	—	109
Arkansas	64	—	64
Colorado	53	—	53
Delaware	10	—	10
Florida	175	—	175
Georgia	90	—	90
Idaho	39	—	39
Illinois	55	—	55
Indiana	4	—	4
Iowa	57	—	57
Kansas	32	18	50
Kentucky	21	—	21
Louisiana	17	—	17
Maryland	4	—	4
Minnesota	5	—	5
Mississippi	70	—	70
Missouri	84	17	101
North Carolina	48	52	100
North Dakota	13	—	13
Oklahoma	26	—	26
Oregon	33	—	33
South Carolina	6	—	6
South Dakota	22	—	22
Tennessee	91	—	91
Texas	19	—	19
Utah	—	54	54
Virginia	97	3	100
Washington	6	—	6
West Virginia	1	—	1
	1,251	144	1,395

As of December 29, 2015, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next two to six years for Pizza Hut units and the next 15 to 20 years for Wendy’s units. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased Pizza Hut properties are owned by unaffiliated entities. Approximately 60% of our Wendy’s units are leased from the Wendy’s Company with the remainder of our leased Wendy’s properties owned by unaffiliated entities.

Restaurants in Operation as of December 29, 2015
	Own	Lease	Total
Pizza Hut units
Red Roof`	10	136	146
RBD	8	495	503
Delco	—	602	602
Total Pizza Hut units	18	1,233	1,251
Wendy’s units(1)	10	134	144
	28	1,367	1,395

(1)	Includes three fee-owned Wendy’s restaurants acquired in July 2014 that we plan to sell within the next 12 months which are included in assets held for sale.
The Company operated 1,395 restaurants as of December 29, 2015, located in buildings either leased or owned by us. Pizza Hut property sites average approximately 40,000 square feet. Typically, Red Roof and RBD units average approximately 3,000 square feet, including a kitchen area and customer seating capacity. Delco units average approximately 1,600 square feet. Wendy’s property sites average approximately 37,000 square feet and units average approximately 3,000 square feet and include customer seating capacity.
We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for eight of our regional offices (which includes shared space with one territory office), one territory office, one training office and two call centers.

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
There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding membership units of the Company. Holdings paid special cash distributions of $0.1 million to its parent company, NPC International Holdings, Inc., in each of fiscal 2015 and fiscal 2014 to fund the repurchase of stock by its parent company related to employment terminations. The distributions were made in accordance with the Company’s debt facilities, which include limitations on the Company's ability to pay cash dividends and distributions.
The Company did not issue or sell any equity securities during fiscal 2015 that were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any membership units during fiscal 2015.

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
Due to the impact of the changes resulting from the purchase accounting adjustments described above, the income statement and statement of cash flows presentation separates the operating results of the Company into two accounting periods; (1) the period prior to December 27, 2011, the day preceding consummation of the Transactions (“predecessor”), and (2) the period beginning December 28, 2011 and after utilizing the new basis of accounting (“successor”). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting (amounts in thousands in the following table, except restaurant operating data).

	Successor				Predecessor
	52 Weeks ended Dec. 29, 2015	52 Weeks ended Dec. 30, 2014	53 Weeks ended Dec. 31, 2013(1)	52 Weeks ended Dec. 25, 2012(2)	52 Weeks ended Dec. 27, 2011
Summary of Operations:
Total sales	$1,223,299	$1,179,897	$1,094,032	$1,048,923	$980,973
Operating income	42,728	34,327	79,925	78,225	26,404(3)
Interest expense	41,784	41,101	42,016	46,691	25,201
Net income	$6,712	$1,672	$29,742	$15,020	$4,706
Restaurant Operating Data:
Number of restaurants (at period end)	1,395	1,420(4)	1,354(4)	1,227(4)	1,151
Comparable store sales index:(5)
Pizza Hut	(0.3)%	(3.7)%	(3.7)%	1.9%	0.4%
Wendy’s	2.8%	N/A	N/A	N/A	N/A
Working capital	$(45,081)	$(45,231)	$(47,964)	$(20,957)	$(2,893)
Consolidated Balance Sheet Data:
Total assets(6)	$1,220,790	$1,223,316	$1,205,112	$1,169,782	$848,728
Total debt (including current portion)	$591,263	$595,421	$565,125	$558,125	$372,700
_____________________

(1)
The fiscal year ended December 31, 2013 included 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $19.0 million of net product sales in fiscal 2013.

(2)	The Company engaged in the Transactions on December 28, 2011 in connection with the acquisition of the Company by NPC Holdings.

(3)	Includes $26.6 million of transaction costs related to the Acquisition.

(4)	We acquired 56 Wendy’s units during fiscal 2014, 91 Wendy’s units during fiscal 2013 and 36 Pizza Hut units during the first quarter of fiscal 2012.

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

(6)
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent.We early adopted the standard during the fourth quarter of fiscal 2015, utilizing retrospective application as permitted. As such, the fiscal 2014 amounts have been reclassified to conform to the current presentation, resulting in a reclassification of $13.0 million from current deferred income tax assets to reduce deferred income taxes within long-term liabilities. Fiscal 2011 through fiscal 2013 amounts have not been restated to reflect such change.

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
Introduction
As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income show our operating results for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.
Overview
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2015 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor and is the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of December 29, 2015 we operated 1,251 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. As of December 29, 2015, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery.
Our Wendy’s operations. As of December 29, 2015 we operated 144 Wendy’s units in 5 states. We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth with development of new restaurants that meet our investment objectives. All of our Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Kansas City, Salt Lake City and Greensboro-Winston Salem metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal 2015 and fiscal 2014 each contained 52 weeks and fiscal 2013 contained 53 weeks. For convenience, fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013 are referred to as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2015, pizza sales accounted for approximately 77% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 47% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout, with a greater proportion being located in more densely populated areas. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At December 29, 2015, 98% of our Pizza Hut units included the WingStreet product line.

Our Wendy’s restaurants are generally free-standing and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information with respect to each fiscal period:

	December 29, 2015	December 30, 2014	December 31, 2013(2)
Pizza Hut:
Average annual revenue per restaurant(1)	$765,798	$767,094	$819,881

Number of restaurants open at the end of the period:
RBD	503	514	527
Delco	602	601	567
RR	146	162	169
Total Pizza Hut restaurants(2)	1,251	1,277	1,263

Wendy’s:
Average annual revenue per restaurant(3)	$1,427,193	$1,419,718	$1,350,387
Number of restaurants open at the end of the period	144	143	91
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,262 in both fiscal 2015 and fiscal 2014 and 1,240 in fiscal 2013.

(2)	The fiscal year ended December 31, 2013 includes 53 weeks of operations as compared with 52 weeks for the other years presented.

(3)
In computing the fiscal 2015 and fiscal 2014 averages, total net product sales for these fiscal periods were divided by 142 and 116 equivalent units, respectively. In computing the 2013 average, pro forma annual net product sales were divided by 88 full-year equivalent units.

Comparable Store Sales. The primary driver of sales growth in fiscal 2015 was the full-year sales for the 56 Wendy’s units acquired in July 2014 and comparable store sales growth of 2.8% for our Wendy’s operations which were partially offset by a comparable store sales decrease of 0.3% for our Pizza Hut operations.

The following table summarizes the quarterly and annual comparable store sales results for fiscal years 2015, 2014 and 2013 for stores that have been operated by the Company for at least 12 months:

	Comparable Store Sales (Decline)/Growth
Pizza Hut	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
2015	(3.0)%	—%	(0.9)%	3.2%	(0.3)%
2014	(4.7)%	(5.6)%	(0.7)%	(3.5)%	(3.7)%
2013	(2.2)%	(3.7)%	(3.6)%	(5.2)%	(3.7)%

Wendy’s
2015	0.8%	(0.5)%	3.1%	5.8%	2.8%

Fiscal 2015 is the first year that we began reporting comparable store sales for our Wendy’s operations with approximately 60% of our units qualifying (greater than 12 months in operation with NPCQB) in the first and second quarter of fiscal 2015 and 100% of units qualifying during the third and fourth quarter of fiscal 2015. Prior to fiscal 2015 an insignificant portion of our Wendy’s store base qualified for the index.
Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales for our Pizza Hut units has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by RSCS, the RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal 2016 through a combination of derivatives taken under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.

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
Included within other restaurant OROE are royalties paid to Pizza Hut, Inc. (“PHI”). Beginning in 2012, PHI began offering development incentives totaling $80,000 per new unit developed (the “Development Incentive”), subject to certain threshold criteria. These Development Incentives are recorded as a reduction to other restaurant operating expenses in the year the qualifying asset is opened. The offering of Development Incentives is renewable annually at PHI’s discretion and was renewed for fiscal 2015, with modified threshold criteria, however we did not qualify for the Development Incentives during fiscal 2015. We developed or relocated 36 units and 49 units during fiscal 2014 and fiscal 2013, respectively, qualifying us for Development Incentives of $2.9 million and $3.9 million, respectively.

Additionally, PHI has offered development incentives totaling $10,000 per unit converted to the WingStreet platform during fiscal 2013 through 2015 (the “WingStreet Incentive”). WingStreet Incentives earned under the program are recorded as a reduction to other restaurant operating expenses upon completion of each unit conversion and the WingStreet Incentives will be received within 12 months of unit conversion. We converted 83 units, 281 units and 188 units during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, that were eligible for the incentive and earned WingStreet Incentives of $0.8 million, $2.8 million and $1.9 million, respectively.
Royalties paid to PHI are impacted by changes in royalty rates under our existing franchise agreements. Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total Pizza Hut sales was 4.9% for fiscal 2013 through fiscal 2015. For delivery units currently operating under the Company’s existing territory franchise agreements, effective January 1, 2020, royalty rates for these delivery units are scheduled to increase from 4.50% to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.
Our blended average Wendy’s royalty rate as a percentage of total Wendy’s sales was 3.9% for fiscal 2015 and fiscal 2014 and 3.8% for fiscal 2013.
General and Administrative Expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, bank service and credit card transaction fees, professional fees, travel, information systems, recruiting and training costs, supplies, and insurance.
Facility Impairment and Closure Costs. Facility impairment and closure costs include any impairment of long-lived assets, including franchise rights associated with units or DMA’s, a unit’s leasehold improvements and equipment where the carrying amount of the asset is not recoverable and may exceed its fair value. When a unit is closed, the associated lease and other costs related to the unit are included in closure costs.
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

General Economic Conditions and Consumer Spending
Changes in general economic conditions can have a significant impact on consumer spending. Wage stagnation, higher healthcare costs and economic uncertainty, as partially mitigated by lower fuel prices and lower unemployment, appear to have negatively impacted consumer spending in some segments of the restaurant industry, including the segment in which we compete. Specifically, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.
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
Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For fiscal 2015, the block cheese price averaged $1.61 per pound, a decrease of $0.49 or 23% versus the average price for fiscal 2014. Additionally, meat prices decreased $0.42 per pound or approximately 20% versus the average price for fiscal 2014. For our Wendy’s operations, commodity prices of beef and chicken, packaging, potatoes and dairy can fluctuate throughout the year.

Based upon current market conditions, we currently expect overall commodity inflation for our Pizza Hut operations of approximately flat to deflation of 1% and commodity deflation for our Wendy’s operations of approximately 2% to 3% for fiscal 2016 as compared to fiscal 2015.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our Pizza Hut delivery sales mix increases due to changes in occasion mix or the acquisition of units, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.4 million in fiscal 2016. However, there are currently a number of federal, state and local initiatives and proposals to further increase minimum wage rates, which could be material to our operations.
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. During fiscal 2015, we implemented the requirements of the Patient Protection and Affordable Care Act (“ACA”), which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in fiscal 2015 and have resulted in a modest increase in our direct labor expense for the 52 weeks ended December 29, 2015.
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
Significant changes in average gasoline prices in the regions in which we operate can have a significant impact on our delivery driver reimbursement costs. We estimate that every $0.25 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.9 million. However, as gas prices increase, the impact upon our operations can be somewhat mitigated by a transfer of sales from the delivery occasion to the carryout access mode, as consumers seek greater value (avoiding the extra delivery charge) which benefits us with lower labor costs for the carryout transaction.
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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following policies are deemed critical and could require us to make judgments and estimates.
Long-lived Assets. We review long-lived assets related to each unit semi-annually for indicators of impairment or whenever events or changes in circumstances indicate that the carrying amount of a unit’s leasehold improvements and equipment may not be recoverable. Based on the best information available, impaired leasehold improvements and certain personal property are written down to estimated fair market value, which becomes the new cost basis. Personal property is reviewed for impairment using the decision to close the unit as an indicator of impairment. Additionally, when a commitment is made to close a unit beyond the quarter, any remaining leasehold improvements and all personal property are reviewed for impairment and depreciable lives are adjusted.

Franchise Rights. Franchise rights are amortized over their useful lives using the straight-line method. We review franchise rights for indicators of impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the franchise rights may not be recoverable. If an indicator of impairment exists, the cash flows of the DMA for our Pizza Hut units or store cash flows for our Wendy’s units, that supports the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows are developed using historical results projected over the remaining term of the agreements. If we determine that a revision is necessary, then the remaining carrying amount of franchise rights would be amortized prospectively over that revised remaining useful life. The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our business, results of operations and financial condition. As of December 29, 2015 we had $620.5 million in franchise rights, (see Note 5 of the Notes to Consolidated Financial Statements - Goodwill and Other Intangible Assets).
Goodwill. We have two operating segments (our Pizza Hut and Wendy’s operations) and two reporting units for purposes of evaluating goodwill for impairment. Goodwill was $294.6 million as of December 29, 2015, consisting of $290.5 million for our Pizza Hut segment and $4.1 million for our Wendy’s segment.
Goodwill primarily originated with the December 28, 2011 acquisition of Holdings by NPC Holdings. Additional goodwill was recorded in connection with the acquisition of 147 Wendy’s units in fiscal 2014 and fiscal 2013.
We assess goodwill, which is not subject to amortization, for impairment annually in the second quarter and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not and that the carrying amount of goodwill may not be recoverable. Management judgment is a significant factor in determining whether an indicator of impairment has occurred. We performed our annual test on our Wendy’s reporting unit during the second quarter of fiscal 2015 and we based our goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, changes in management and key personnel, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, consumer behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment performed during the second quarter of fiscal 2015, it was concluded that it was more-likely-than-not that the fair value of the Wendy’s reporting unit was greater than its carrying value. The qualitative assessment is highly subjective and requires significant judgment, and assessments in future periods may result in different conclusions as to the fair value of the Wendy’s reporting unit.
We performed our annual test on our Pizza Hut operations during the second quarter of fiscal 2015 and as a result of continued negative comparable store sales in these operations, we performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using discounted expected future cash flows. As a result of this quantitative assessment, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value. There was significant improvement in the fair value of the reporting unit when compared to the quantitative assessment performed in the fourth quarter of fiscal 2014, with the fair value returning to a level similar to the fair value at the second quarter of 2014. The determination of the estimated fair value of the Pizza Hut reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and continued negative comparable store sales could result in an impairment charge in fiscal

2016 or a future fiscal period. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the Pizza Hut reporting unit for reasonableness.

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
A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $3.4 million for the fiscal year ended December 29, 2015. See Note 11 - "Insurance Reserves" of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data.
Recently Issued Accounting Statements and Pronouncements
See Note 2 – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 52 weeks ended December 29, 2015 and December 30, 2014 and the 53 weeks ended December 31, 2013:

	52 Weeks Ended		53 Weeks Ended
Consolidated	December 29, 2015	December 30, 2014	December 31, 2013
Net product sales, (in thousands)	$1,170,071	$1,128,215	$1,042,033
Fees and other income, (in thousands)	$53,228	$51,682	$51,999
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	29.3%	31.2%	29.5%
Direct labor	29.8%	29.7%	28.5%
Other restaurant operating expenses	33.3%	33.2%	31.7%

Pizza Hut
Comparable store sales(1)	(0.3)%	(3.7)%	(3.7)%
Net product sales, (in thousands)	$966,778	$968,419	$1,016,652
Fees and other income, (in thousands)	$53,228	$51,682	$51,999
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.6%	30.8%	29.4%
Direct labor	30.3%	29.8%	28.4%
Other restaurant operating expenses	34.0%	33.9%	31.8%

Wendy’s
Comparable store sales	2.8%	N/A(1)	N/A(1)
Net product sales, (in thousands)	$203,293	$159,796	$25,381
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	32.4%	33.5%	33.1%
Direct labor	27.5%	28.9%	30.0%
Other restaurant operating expenses	29.7%	29.1%	29.3%

(1)
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

(2)	Stated as a percentage of net product sales.

	December 29, 2015	December 30, 2014	December 31, 2013
Pizza Hut Sales by occasion:
Carryout	46%	47%	49%
Delivery	42%	40%	37%
Dine-in	12%	13%	14%

Wendy’s sales by occasion:
Pick-up window	67%	65%	65%
Counter service	33%	35%	35%

Activity with respect to unit count is set forth in the table below:

	52 Weeks Ended
Consolidated	December 29, 2015	December 30, 2014	December 31, 2013
Beginning of period	1,420	1,354	1,227
Acquired	—	56	92
Developed(1)	16	37	49
Closed(1)	(41)	(27)	(14)
End of period	1,395	1,420	1,354

Equivalent units(2)	1,404	1,378	1,259

Pizza Hut
Beginning of period	1,277	1,263	1,227
Acquired	—	—	1
Developed(1)	13	36	49
Closed(1)	(39)	(22)	(14)
End of period	1,251	1,277	1,263

Equivalent units(2)	1,262	1,262	1,240

Wendy’s
Beginning of period	143	91	—
Acquired	—	56	91
Developed(1)	3	1	—
Closed(1)	(2)	(5)	—
End of period	144	143	91

Equivalent units(2)	142	116	19

(1)
For the Pizza Hut operations for the 52 weeks ended December 29, 2015 and December 30, 2014 and 53 weeks ended December 31, 2013, nine units, 15 units and seven units, respectively, were relocated or rebuilt and are included in both the developed and closed totals above. For the Wendy’s operations for the 52 weeks ended December 29, 2015 and December 30, 2014, one unit was relocated and is included in both the developed and closed total above for each of these fiscal years.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

Fiscal 2015 Compared to Fiscal 2014

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the 52 weeks ended December 29, 2015 compared to the 52 weeks ended December 30, 2014 were $966.8 million and $968.4 million, respectively, a decrease of $1.6 million or 0.2%, resulting largely from a decline in comparable store sales of 0.3%.
Fees and Other Income. Fees and other income were $53.2 million for fiscal 2015, compared to $51.7 million for the prior year, an increase of $1.5 million or 3.0%. The increase was due to higher customer delivery charge income as a result of increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales was $276.4 million for fiscal 2015, compared to $298.0 million for the prior year for a decrease of $21.6 million or 7.3%. Cost of sales decreased 2.2%, as a percentage of net product sales, to 28.6%, compared to 30.8% in the prior year largely due to lower ingredient costs, primarily cheese and meat.
Direct Labor. Pizza Hut direct labor costs for fiscal 2015 as compared to the prior year were $292.8 million and $288.5 million, respectively, an increase of $4.3 million, or 1.5%. Direct labor costs were 30.3% of net product sales for fiscal 2015, a 0.5% increase compared to the prior year. This increase was primarily due to higher labor costs largely due to increased delivery sales mix, which is more labor intensive, increases in the state minimum wage rates and higher health insurance expense due to the ACA which were partially offset by lower workers’ compensation expense.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for fiscal 2015 were $328.8 million compared to $328.2 million for the prior year, an increase of $0.6 million or 0.2%. OROE as a percentage of net product sales were 34.0% of net product sales for fiscal 2015 compared to 33.9% for the prior year, an increase of 0.1%.
Significant changes in OROE for our Pizza Hut units as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 52 weeks ended December 30, 2014	33.9%
Development Incentives and WingStreet Incentives	0.3
Advertising expense	0.2
Depreciation and amortization expense	(0.5)
Other	0.1
OROE as a percentage of net product sales for the 52 weeks ended December 29, 2015	34.0%
Depreciation and amortization expense included in OROE for our Pizza Hut operations was $35.5 million or 3.7% of net product sales for the 52 weeks ended December 29, 2015 compared to $40.3 million or 4.2% of net product sales for the prior year. This decrease in depreciation and amortization expense was primarily due to short-lived assets becoming fully depreciated during the fourth quarter of fiscal 2014 without replacement.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 52 weeks ended December 29, 2015 compared to the 52 weeks ended December 30, 2014 were $203.3 million and $159.8 million, respectively, an increase of $43.5 million or 27.2%, primarily due to the July 2014 acquisition of 56 Wendy’s restaurants and comparable store sales growth of 2.8%.
Cost of Sales. Wendy’s cost of sales for the 52 weeks ended December 29, 2015 as compared to the prior year, was $66.0 million and $53.5 million, respectively, an increase of $12.5 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Cost of sales decreased 1.1% as a percentage of net product sales, to 32.4%, compared to 33.5% in the prior year largely due to favorable product mix and promotional strategies.
Direct Labor. Wendy’s direct labor costs for the 52 weeks ended December 29, 2015 as compared to the prior year, were $56.0 million and $46.1 million, respectively, an increase of $9.9 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Direct labor costs were 27.5% of net product sales for the 52 weeks ended December 29, 2015, a 1.4% decrease compared to the prior year largely due to improved labor efficiency and lower workers’ compensation expense.
Other Restaurant Operating Expenses. Wendy’s OROE for the 52 weeks ended December 29, 2015 were $60.4 million compared to $46.5 million for the prior year, an increase of $13.9 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. OROE increased 0.6% as a percentage of net product sales, to 29.7% of net product sales for the 52 weeks ended December 29, 2015, compared to 29.1% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 52 weeks ended December 30, 2014	29.1%
Depreciation and amortization expense	0.8
Utilities expense	(0.2)
OROE as a percentage of net product sales for the 52 weeks ended December 29, 2015	29.7%
Depreciation and amortization included in OROE for our Wendy’s operations was $9.3 million or 4.6% of net product sales for the 52 weeks ended December 29, 2015 compared to $6.0 million or 3.8% of net product sales for the prior year, an increase of 0.8% of net product sales. This increase was largely due to increased capital expenditures.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for the 52 weeks ended December 29, 2015 were $71.6 million compared to $63.2 million for the prior year, an increase of $8.4 million or 13.3%. This increase was largely due to higher incentive compensation as a result of improved financial performance, higher field personnel and support costs and higher salaries expense.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 52 weeks ended December 29, 2015 was $21.2 million compared to $20.7 million for the prior year, an increase of $0.5 million.

Net Facility Impairment and Closure Costs. During the 52 weeks ended December 29, 2015 we recorded $7.5 million of expense compared to $1.0 million of expense for the same period of fiscal 2014. The 52 weeks ended December 29, 2015 included asset impairment charges of $6.3 million for underperforming units ($5.0 million for our Pizza Hut operations and $1.3 million for our Wendy’s operations) and $1.2 million for closure charges. The prior year included $1.0 million of impairment and closure charges for our Pizza Hut operations.

Interest Expense. Interest expense was $41.8 million for the 52 weeks ended December 29, 2015 compared to $41.1 million for the prior year, an increase of $0.7 million. Our cash borrowing rate was flat at 6.3% for the 52 weeks ended December 29, 2015 as compared to the prior year. Our average outstanding debt balance increased $7.7 million to $594.6 million for the 52 weeks ended December 29, 2015 as compared to the prior year, largely due to additional borrowings on our term loan during fiscal 2014 to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $4.0 million and $3.9 million for amortization of deferred debt issuance costs for fiscal 2015 and fiscal 2014, respectively.
Income Taxes. For fiscal 2015, we recorded an income tax benefit of $5.8 million compared to an income tax benefit of $8.4 million for the prior year. The income tax benefit for fiscal 2015 primarily related to federal employment-related tax credits in relation to lower taxable income. The benefit also included adjustments to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of the 2014 federal and state tax returns during the third quarter of 2015.
The tax benefit for fiscal 2014 was primarily attributable to federal employment-related tax credits, a net book loss before taxes of $6.8 million and a favorable adjustment of $0.8 million related to the release of liabilities for uncertain tax positions which were partially offset by $1.1 million of tax expense related to a change in the state rate on deferred taxes.
Net Income. Net income for fiscal 2015 was $6.7 million compared to $1.7 million for the prior year, an increase of $5.0 million. The increase in net income is primarily attributable to improved profitability from our Wendy’s operations and the 56 Wendy’s units acquired in July 2014. Additionally, our Pizza Hut operations generated improved profitability as decreases in ingredient costs more than offset the impact of a $6.5 million increase in asset impairment and closure costs and increased incentive compensation expenses as compared to the prior year.

Fiscal 2014 Compared to Fiscal 2013

The 2013 results of operations for our Wendy’s restaurants were not material to the financial statements as they constituted only 2.4% of consolidated net product sales for the 53 weeks ended December 31, 2013 and 4.7% of total assets at December 31, 2013. Therefore, the comparison of results to fiscal 2013 for our Wendy’s operations has been omitted.
See Note 14 - “Condensed Consolidating Financial Statements” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” .

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the 52 weeks ended December 30, 2014 compared to the 53 weeks ended December 31, 2013 were $968.4 million and $1,016.7 million, respectively, a decrease of $48.2 million or 4.7%, resulting largely from a decline in comparable store sales of 3.7% and the additional, or 53rd week in fiscal 2013, which we estimate constituted approximately $19.0 million of net product sales or 1.9% of prior year net product sales. This decline was partially offset by a 1.8% increase in equivalent units for the 52 weeks ended December 30, 2014 as compared to the prior year.
Fees and Other Income. Fees and other income were $51.7 million for fiscal 2014, compared to $52.0 million for the prior year, a decrease of $0.3 million or 0.6%. The decrease was due to lower customer delivery charge income due to the additional, or 53rd week in fiscal 2013 which was partially offset by increased delivery transactions.
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
Significant changes in OROE for our Pizza Hut units as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 53 weeks ended December 31, 2013	31.8%
Deleveraging of rent and occupancy costs	0.7
Depreciation and amortization expense	0.5
Advertising expense	0.4
Insurance expense	0.4
Other	0.1%
OROE as a percentage of net product sales for the 52 weeks ended December 30, 2014	33.9%
Depreciation and amortization expense included in OROE for our Pizza Hut operations was $40.3 million or 4.2% of net product sales for the 52 weeks ended December 30, 2014 compared to $37.2 million or 3.7% of net product sales for the prior year.
Our Wendy’s Operations
Net Product Sales. Our Wendy’s net product sales for fiscal 2014 were $159.8 million.
Cost of Sales. Our Wendy’s cost of sales for fiscal 2014 was $53.5 million or 33.5% of net product sales.
Direct Labor. Our Wendy’s direct labor costs for the 52 weeks ended December 30, 2014 were $46.1 million or 28.9% of net product sales.
Other Restaurant Operating Expenses. Our Wendy’s OROE for fiscal 2014 were $46.5 million or 29.1% of net product sales. Depreciation and amortization expense included in OROE for our Wendy’s operations was $6.0 million or 3.8% of net product sales and rent expense was $10.3 million or 6.5% of net product sales for the 52 weeks ended December 30, 2014.
Consolidated
General and Administrative Expenses. G&A expenses for fiscal 2014 were $63.2 million compared to $60.2 million for the prior year, an increase of $3.0 million or 5.0%. This increase was due to field and corporate personnel costs and credit card transaction fees directly attributable to the Wendy’s operations acquired in the last half of 2013 and July 2014. These costs were partially offset by lower incentive compensation and training expenses for the Pizza Hut operations as well as the rollover of the additional week of operations included in the prior year.
Corporate Depreciation and Amortization. Corporate depreciation and amortization costs were $20.7 million and $18.6 million for fiscal 2014 and fiscal 2013, respectively, an increase of $2.1 million largely related to franchise rights amortization for the Wendy’s units.
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

Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, asset refurbishment and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility (“Revolving Facility”). Future acquisitions, depending on the size, or new capital expenditure requirements may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Under our franchise agreements with PHI and Wendy’s, our franchisors have the right to institute asset standards which may be material to our business and could require significant capital outlay.
Our working capital was a deficit of $45.1 million at December 29, 2015. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At December 29, 2015, we had $80.9 million of borrowing capacity available under our revolving credit facility net of $29.1 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $27.0 million but would have no impact on our working capital.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for fiscal 2015 of $79.9 million consisted of (i) net income of $6.7 million, (ii) non-cash adjustments to net income of $67.8 million, and (iii) positive changes in assets and liabilities of $5.4 million largely due to increased insurance reserves and reductions in accounts receivable which were partially offset by accrued interest due to timing of interest payments.
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

Cash flows from investing activities
Cash flows used in investing activities were $53.2 million for fiscal 2015 due to $56.2 million of investments in capital expenditures partially offset by $1.4 million of proceeds from sale-leaseback transactions and $1.6 million of proceeds from the disposition of assets.
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

Beginning in fiscal 2012, PHI offered Development Incentives totaling $80,000 per new unit developed, subject to certain threshold criteria. We did not qualify for the Development Incentives for fiscal 2015. We earned $2.9 million and $3.9 million of Development Incentives during fiscal 2014 and fiscal 2013, respectively. Beginning in fiscal 2013, Pizza Hut began offering the WingStreet Incentive of $10,000 per unit converted to the WingStreet platform. During fiscal 2015, fiscal 2014 and fiscal 2013 we earned WingStreet Incentives of $0.8 million, $2.8 million and $1.9 million, respectively. The capital expenditure amounts above do not include the effect of these incentives.

We currently expect our capital expenditure investment to be approximately $56.0 million to $62.0 million in fiscal 2016, consisting of approximately $45.0 million in our Pizza Hut operations and approximately $14.0 million in our Wendy’s operations.

Cash flows from financing activities
Net cash flows used in financing activities were $6.0 million for fiscal 2015 due to $4.2 million for principal payments on the term loan and $1.8 million paid for debt issuance costs as part of the December 2015 amendment of the credit facility.
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

Our debt structure consists of the following sources of financing:

•
Senior Secured Credit Facilities. Our Senior Secured Credit Facilities were entered into on December 28, 2011 and consist of a $110.0 million Revolving Facility and a $375.0 million Term Loan. As described below, the Company also issued $40.0 million of additional Term Loan debt in the 2014 fiscal year under the Senior Secured Credit Facilities' Term Loan accordion feature.

The principal amount of the Term Loan amortizes in equal quarterly installments of $1,039,541 with the balance payable at maturity. In conjunction with a refinancing in November 2012, we made a $5.0 million voluntary prepayment which eliminated the quarterly principal payments for fiscal 2013 and a portion of the first quarter payment for fiscal 2014. The installments started again in the second quarter of fiscal 2014. The Term Loan is secured by substantially all of our assets and is due December 28, 2018.

Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $29.1 million were issued largely for self-insured risks at December 29, 2015. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due September 28, 2018.

2015 - On December 10, 2015, the Company amended its Senior Secured Credit Facilities, increasing the spread over LIBOR by 0.75% to 3.75% on the Term Loan and 0.50% to 3.75% on the Revolving Facility and extended the maturity date on the Revolving Facility by nine months to September 28, 2018. As of December 29, 2015, the interest rate on the Revolving Facility for any outstanding borrowings would have been the prevailing LIBOR rate plus a spread of 3.75% for a combined interest rate of 4.17% per annum. As of December 29, 2015, the Term Loan had a combined interest rate of 4.75% per annum.

The amendment also increased the maximum leverage ratio to 6.00x for the fiscal year ended December 27, 2016, reducing to 5.75x for the fiscal 2017 year and 5.25x thereafter. The financial covenants in our credit agreement for our Senior Secured Credit Facilities are described below.

2014 - On June 19, 2014, the Company issued $40.0 million of Term Loan debt under the existing credit facility’s $125.0 million Term Loan accordion feature, on the same terms as the Company’s existing Term Loan. This borrowing reduced the Company’s remaining available Term Loan accordion capacity to $85.0 million. The proceeds were used to fund the July 2014 acquisition of 56 Wendy’s units. As of December 30, 2014, the interest rate on the Revolving Facility for any outstanding borrowings would have been a combined interest rate of 3.42% per annum. As of December 30, 2014, the Term Loan had a combined interest rate of 4.00% per annum.

2013 - On December 16, 2013, the Company refinanced its Senior Secured Credit Facilities lowering the spread over LIBOR by 0.25% to 3.00% on the Term Loan and reducing the Term Loan LIBOR floor by 0.25% to 1.00%, which resulted in a combined interest rate of 4.00% per annum at December 31, 2013.

The refinancing also lowered the spread over LIBOR and base rate loans by 0.25% on the Revolving Facility. As of December 31, 2013, the interest rate on the Revolving Facility was the prevailing LIBOR rate plus a spread of 3.00% for a combined interest rate of 3.17% per annum at December 31, 2013. Additionally, the refinancing also increased the capacity on the Revolving Facility by $10.0 million to $110.0 million and eliminated the annual limitation on the capital expenditures covenant, although all other existing covenants remain in place.

•
Senior Notes. The Senior Notes bear interest at the rate of 10.50% payable semi-annually in arrears on January 15 and July 15 until maturity of the Senior Notes on January 15, 2020. These Senior Notes are unsecured. Effective January 15, 2016, the Senior Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012 the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

Based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year end, each of which is defined in the credit agreement governing the Term Loan, we may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We will be required to make a mandatory pre-payment of approximately $3.3 million in 2016 based on our fiscal 2015 results.

The financial covenants in our credit agreement for our Senior Secured Credit Facilities, and our ratios under the financial covenants as of December 29, 2015 were as follows:

			Covenant Requirement
	Actual		2015	2016	2017	2018
Maximum leverage ratio	4.75x	Not more than	5.50x	6.00x	5.75x	5.25x
Minimum interest coverage ratio	1.79x	Not less than	1.35x	1.40x	1.40x	1.40x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA (for the four fiscal quarters); “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed by the Company with the Securities and Exchange Commission (“SEC”) on April 3, 2012 as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No 333-180524). The calculation of Consolidated Debt for Borrowed Money includes a reduction for cash on hand in excess of $3.0 million, with such reduction n ot to exceed $50.0 million. The Credit Agreement provides that each of the above defined terms include the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.

As of December 29, 2015, we were in compliance with the maximum leverage ratio and the minimum interest coverage ratio. Based on our current operations and our internal financial forecasts, we believe we will be in compliance with these financial covenants in fiscal 2016.

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under the Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 29, 2015, we had $80.9 million of borrowing capacity available under our Revolving Facility net of $29.1 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity available under our Senior Secured Credit Facilities, which require additional commitments from lenders. Changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our Senior Secured Credit Facilities, if at all. Any additional debt incurred, beyond the parameters established in our current credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. In addition, any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions.

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

	52 Weeks Ended December 29, 2015	52 Weeks Ended December 30, 2014	53 Weeks Ended December 31, 2013
Net income	$6,712	$1,672	$29,742
Adjustments:
Interest expense	41,784	41,101	42,016
Income tax (benefit) expense	(5,768)	(8,446)	8,167
Depreciation and amortization	64,168	65,407	55,560
Pre-opening expenses and other	1,802	1,470	1,860
Net facility impairment and closure costs	7,469	980	727
Development and WingStreet Incentives	(835)	(5,710)	(5,800)
Non-GAAP adjusted EBITDA	$115,332	$96,474	$132,272

(1) The Company defines Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment and closure costs, pre-opening expenses and certain other items of a non-operational nature less Development and WingStreet Incentives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for analysis of, the Company’s financial information reported under GAAP. Adjusted EBITDA as defined above may not be similar to EBITDA measures of other companies.

Contractual Obligations and Off Balance Sheet Arrangements
The following table discloses aggregate information about our contractual cash obligations as of December 29, 2015 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term debt	$591.3	$4.2	$8.3	$578.8	$—	$—
Operating leases(1)	471.6	61.4	104.1	75.2	230.9	—
Interest payments	155.5	40.5	80.6	34.4	—	—
Facility upgrades(2)	209.1	24.6	53.2	44.0	87.3	—
Unrecognized tax benefits(3)	2.7	—	—	—	—	2.7
Purchase and other obligations(4)	14.2	6.8	7.1	0.3	—	—
	$1,444.4	$137.5	$253.3	$732.7	$318.2	$2.7
_____________________

(1)	Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.8 million under operating leases due in the future under non-cancelable subleases.
(2) Includes capital expenditure requirements under our franchise agreements for MAA’s, IA’s and facility improvements, as well as development requirements (see Item 1, “Business-Franchise Agreements”). With respect to our Pizza Hut operations, amounts are presented under the timeline as currently proposed by us to Pizza Hut under the Asset Partner Plan agreement for us to remain in compliance with our franchise agreements. Our existing franchise agreements allow PHI to require us to remodel a number of assets per year beginning in 2016 that is greater than the number reflected in the Asset Partner Plan, which could be imposed by PHI if we fail to qualify for the Asset Partner Plan.

(3)	The amount and timing of liabilities for unrecognized tax benefits cannot be reasonably estimated and is shown in the “Other” column.

(4)	Purchase and other obligations primarily include amounts for obligations under service agreements.
Based on current unit counts for both Pizza Hut and Wendy’s, we expect to incur approximately $24.0 million in annual capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.
Certain members of management purchased common stock of NPC Holdings for $4.2 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal 2015, the common stock held by management has a combined value of approximately $2.4 million to $4.2 million.
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
Letters of Credit. As of December 29, 2015, we had letters of credit, in the amount of $29.1 million, issued under our existing credit facility largely in support of self-insured risks.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of December 29, 2015, we had $401.3 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.00% as of December 29, 2015 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.00% before we would realize variability on our interest expense. In addition, we entered into an interest rate cap in January 2012, which limits LIBOR to 2.5% on a notional amount of $150.0 million outstanding under our Term Loan borrowings which expired on January 31, 2016.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $6.6 million for the 52 weeks ended December 29, 2015 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $6.2 million for the 52 weeks ended December 29, 2015.

Item 8.	Financial Statements and Supplementary Data.
NPC RESTAURANT HOLDINGS, LLC
YEARS ENDED DECEMBER 29, 2015, DECEMBER 30, 2014 AND DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of NPC Restaurant Holdings, LLC

We have audited the accompanying consolidated balance sheets of NPC Restaurant Holdings, LLC and subsidiaries as of December 29, 2015 and December 30, 2014, and the related consolidated statements of income, equity, and cash flows for the years ended December 29, 2015 and December 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and subsidiaries as of December 29, 2015 and December 30, 2014, and the results of their operations and their cash flows for the years ended December 29, 2015 and December 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
March 9, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of NPC Restaurant Holdings, LLC

In our opinion, the consolidated statements of income, equity, and cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of NPC Restaurant Holdings, LLC and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 7, 2014

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 29, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$32,717	$12,063
Accounts and other receivables	7,278	10,475
Inventories	10,067	10,591
Prepaid expenses and other current assets	7,133	7,565
Assets held for sale	2,904	5,571
Income taxes receivable	3,016	2,606
Total current assets	63,115	48,871
Facilities and equipment, less accumulated depreciation of $163,993 and $118,984, respectively	203,468	198,122
Franchise rights, less accumulated amortization of $68,307 and $49,650, respectively	620,518	639,045
Goodwill	294,626	294,626
Other assets, net	39,063	42,652
Total assets	$1,220,790	$1,223,316
Liabilities and member’s equity
Current liabilities:
Accounts payable	$34,926	$34,844
Accrued liabilities	44,847	43,397
Accrued interest	11,436	13,065
Current portion of insurance reserves	12,829	11,677
Current portion of debt	4,158	4,158
Total current liabilities	108,196	107,141
Long-term debt	587,105	591,263
Other deferred items	40,834	41,229
Insurance reserves	21,203	18,974
Deferred income taxes	189,763	197,684
Total long-term liabilities	838,905	849,150
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of December 29, 2015 and December 30, 2014)	—	—
Member’s capital	273,689	267,025
Total member’s equity	273,689	267,025
Total liabilities and member’s equity	$1,220,790	$1,223,316
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	52 Weeks Ended		53 Weeks Ended
	December 29, 2015	December 30, 2014	December 31, 2013
Sales:
Net product sales	$1,170,071	$1,128,215	$1,042,033
Fees and other income	53,228	51,682	51,999
Total sales	1,223,299	1,179,897	1,094,032
Costs and expenses:
Cost of sales	342,345	351,504	306,909
Direct labor	348,795	334,670	296,663
Other restaurant operating expenses	389,187	374,680	330,572
General and administrative expenses	71,629	63,213	60,224
Corporate depreciation and amortization of intangibles	21,170	20,729	18,588
Net facility impairment charges	7,469	980	727
Other	(24)	(206)	424
Total costs and expenses	1,180,571	1,145,570	1,014,107
Operating income	42,728	34,327	79,925
Other expense:
Interest expense	41,784	41,101	42,016
Income (loss) before income taxes	944	(6,774)	37,909
Income tax (benefit) expense	(5,768)	(8,446)	8,167
Net income	$6,712	$1,672	$29,742
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Total member’s equity
Balance at December 25, 2012	$235,471
Net income	29,742
Balance at December 31, 2013	265,213
Net income	1,672
Issuance of membership interests, net	140
Balance at December 30, 2014	267,025
Net income	6,712
Repurchase of membership interests, net	(48)
Balance at December 29, 2015	$273,689
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	52 Weeks Ended		53 Weeks Ended
	December 29, 2015	December 30, 2014	December 31, 2013
Operating activities
Net income	$6,712	$1,672	$29,742
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,168	65,407	55,560
Amortization of debt issuance costs	3,980	3,896	3,458
Deferred income taxes	(7,921)	(5,876)	2,715
Net facility impairment and closure costs	7,469	980	727
Other	69	(875)	143
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	2,950	227	2,180
Inventories	487	(1,887)	(330)
Prepaid expenses and other current assets	432	(802)	(1,691)
Accounts payable	82	4,509	7,125
Income taxes	(410)	(3,163)	2,972
Accrued interest	(1,629)	3,424	(915)
Accrued liabilities	597	1,576	(2,743)
Accrued predecessor transaction costs and interest	—	—	(176)
Insurance reserves	3,381	4,045	482
Other deferred items	(158)	(2,360)	(1,463)
Other assets	(305)	(295)	(22)
Net cash provided by operating activities	79,904	70,478	97,764
Investing activities
Capital expenditures	(56,210)	(66,067)	(51,031)
Acquisition of Wendy’s business, net of cash acquired	—	(56,841)	(55,922)
Proceeds from sale-leaseback transactions	1,408	24,182	—
Purchase of assets for sale-leaseback	—	(1,736)	—
Proceeds from disposition of assets	1,590	3,144	545
Net cash used in investing activities	(53,212)	(97,318)	(106,408)
Financing activities
Borrowings under revolving credit facility	59,000	184,250	7,000
Payments under revolving credit facility	(59,000)	(191,250)	—
Payments on term bank facilities	(4,158)	(2,704)	—
Issuance of debt	—	40,000	—
Debt issue costs	(1,832)	(693)	(967)
Payment of accrued purchase price to sellers	—	(10,875)	(2,847)
Other	(48)	140	—
Net cash (used in) provided by financing activities	(6,038)	18,868	3,186
Net change in cash and cash equivalents	20,654	(7,972)	(5,458)
Beginning cash and cash equivalents	12,063	20,035	25,493
Ending cash and cash equivalents	$32,717	$12,063	$20,035

Supplemental disclosures of cash flow information:
Net cash paid for interest	$39,274	$33,621	$39,315
Net cash paid for income taxes	$2,673	$3,516	$3,111

Non-cash investing activities:
Accrued capital expenditures	$3,350	$2,435	$1,095
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to herein as the “Company.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to herein as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.” On December 28, 2011, all of the outstanding membership interests of Holdings were acquired by NPC International Holdings, Inc. (“NPC Holdings” or “Parent”), an entity controlled by Olympus Growth Fund V, L.P. and certain of its affiliated entities (“Olympus” or “Sponsor”), herein referred to as the “Transactions”.

Pizza Hut operations. NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 29, 2015 operated 1,251 Pizza Hut units in 28 states with significant presence in the Midwest, South and Southeast. At the end of fiscal 2015, the Company’s operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery.
Wendy’s operations. As of December 29, 2015, the Company operated 144 Wendy’s units in five states. Between July 2013 and December 2013, the Company acquired a total of 91 Wendy’s units in three separate transactions. Effective July 14, 2014 the Company acquired an additional 56 Wendy’s units primarily located in North Carolina. All of the acquired Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Kansas City, Salt Lake City and Greensboro-Winston Salem metropolitan areas.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company operates two operating segments.
Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal years ended December 29, 2015 and December 30, 2014 each contained 52 weeks, while the fiscal year ended December 31, 2013 contained 53 weeks. For convenience, fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013 are referred to as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
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
Facilities and Equipment. Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture, and equipment. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated economic life of the improvements or the term of the lease.

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
For Pizza Hut units acquired after 2003, the Company operates under franchise agreements with PHI with an initial term expiring on December 31, 2032, with 20-year renewal terms subject to certain criteria.
On July 22, 2013, the Company began operating Wendy’s units in accordance with franchise agreements with Wendy’s that are for specific locations. Each franchise agreement begins at the date of the acquisition and continues for the lesser of the underlying lease or 20 years. The agreements also include one 10 year renewal. The amortization of all Wendy’s franchise rights concludes at the initial term of the franchise agreement or the initial term plus one 10-year renewal if the renewal period is within the non-cancelable term of the underlying lease.
Royalty expense was included in other restaurant operating expenses and totaled $58.0 million for fiscal 2015 (4.7% of total sales), $56.3 million for fiscal 2014 (4.8% of total sales), and $53.0 million for fiscal 2013 (4.8% of total sales).
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

If an indicator of impairment exists, the cash flows of the designated marketing area for Pizza Hut units or store cash flows for Wendy’s units that support the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method.

Accounting for Goodwill. The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.  The Company performed its annual test on its Wendy’s reporting unit during the second quarter of fiscal 2015, and the Company based its goodwill impairment testing for the Wendy’s reporting unit on a qualitative assessment. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, changes in management and key personnel, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, consumer behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment performed during the second quarter of fiscal 2015, it was concluded that it was more-likely-than-not that the fair value of the Wendy’s reporting unit was greater than its carrying value.
The Company performed its annual test on its Pizza Hut reporting unit during the second quarter of fiscal 2015. As a result of negative comparable store sales in its Pizza Hut operations, the Company performed a quantitative assessment and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of the quantitative assessment, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value. The determination of the estimated fair value of the Pizza Hut reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and continued negative comparable store sales could result in an impairment charge in fiscal 2016 or a future fiscal period. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the Pizza Hut reporting unit for reasonableness.
Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income.
Advertising Costs. Advertising costs are expensed as incurred and are included in other restaurant operating expenses in the consolidated financial statements. The total amounts charged to advertising expense were $68.5 million, $64.4 million and $58.0 million for fiscal 2015, 2014 and 2013, respectively.
Pre-opening Expenses. Costs associated with the opening of new units and WingStreet unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $0.4 million, $0.7 million and $0.9 million for fiscal 2015, 2014 and 2013, respectively.
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
Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method over the period the debt is outstanding, which approximates amounts expected to be amortized using the effective interest method. On December 28, 2011, the Company entered into the Senior Secured Credit Facilities, which consists of a $375.0 million Term Loan, and a $110.0 million Revolving Facility, and issued $190.0 million of Senior Notes which resulted in debt issuance costs. On December 10, 2015, the Company amended its Senior Secured Credit Facilities and paid $1.8 million for transaction costs which were capitalized to debt issuance costs and will be amortized over the remaining term of the related debt.  On June 19, 2014, the Company issued $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing Term Loan. The Company paid $0.7 million for transaction costs which were capitalized to debt issuance costs and amortized over the term of the related debt.
Amortization of $4.0 million, $3.9 million and $3.5 million was charged to interest expense during fiscal 2015, fiscal 2014, and fiscal 2013, respectively, related to these costs. Additionally, the Company had unamortized debt issuance costs of $12.6 million and $14.5 million at December 29, 2015 and December 30, 2014, respectively, included in Other Assets, net on the Company’s Consolidated Balance Sheet.
Stock Based Compensation. In connection with the acquisition of Holdings by NPC Holdings (the “Acquisition”), the Parent established a stock option plan (the “Plan”) which governs, among other things, the grant of options with respect to the common stock of the Parent. The Plan is more fully described in Note 12, Stock Based Compensation. The options have certain put features available to the holder and, therefore, liability classification is required.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard which will become effective for the Company beginning with the first quarter of fiscal 2018. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Under the proposal, early application would be permitted, but not before the original effective date. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. The adoption of this standard would have resulted in the reclassification of $10.1 million and $11.4 million as of December 29, 2015 and December 30, 2014, respectively, from deferred financing costs to long-term debt in our consolidated balance sheets.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. For public business entities, ASU 2015-17 is effective for annual and interim periods for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. The Company early adopted this standard during the fourth quarter of fiscal 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 30, 2014, the Company reclassified $13.0 million from current deferred income tax assets to reduce deferred income taxes within long-term liabilities.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

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
2013 Acquisitions
On July 22, 2013, NPCQB, completed the acquisition of 22 Wendy’s restaurants from the Wendy’s Company for $10.4 million, including initial franchise fees and amounts for working capital. NPCQB subsequently acquired two additional restaurants under development by the Wendy’s Company during the fourth quarter of 2013 for approximately $3.2 million, thereby increasing the number of restaurants acquired to 24.
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

All of the goodwill recognized for these acquisitions will be deductible for income tax purposes. The weighted average amortization period assigned to the franchise rights acquired during 2013 was approximately 18.0 years.

Note 4 –Facilities and Equipment
Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 29, 2015	December 30, 2014
Land		$6,504	$5,474
Buildings and leasehold/land improvements	5-40 years	147,250	121,854
Furniture and equipment	3-10 years	205,985	181,114
Construction in progress		7,722	8,664
		367,461	317,106
Less accumulated depreciation		(163,993)	(118,984)
Net facilities and equipment		$203,468	$198,122
Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $46.3 million, $48.1 million and $40.1 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Note 5 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance December 31, 2013	$292,623
Acquisition of Wendy’s business	2,003
Balance December 30, 2014	294,626
Fiscal 2015 activity	—
Balance December 29, 2015	$294,626
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights, Pizza Hut operations	41
Franchise rights, Wendy’s operations	17
Favorable leasehold interests	16
Unfavorable leasehold interests	9
Intangible assets subject to amortization are summarized below (in thousands):

	December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,825	$(68,307)	$620,518
Favorable leasehold interests	13,850	(4,354)	9,496
Unfavorable leasehold interests	(17,105)	8,139	(8,966)
	$685,570	$(64,522)	$621,048

	December 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,695	$(49,650)	$639,045
Favorable leasehold interests	14,479	(3,679)	10,800
Unfavorable leasehold interests	(17,417)	6,447	(10,970)
	$685,757	$(46,882)	$638,875
Amortization expense on intangible assets was $17.9 million, $17.3 million and $15.1 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Annual amortization during the next five fiscal years is expected to be as follows (in thousands):

Fiscal years:
2016	$17,679
2017	17,929
2018	18,037
2019	18,214
2020	18,081
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 29, 2015	December 30, 2014
Payroll and vacation	$19,279	$16,535
Sales tax payable	5,648	4,978
Other	19,920	21,884
	$44,847	$43,397
Note 7 – Debt
The Company’s debt consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
Term Loan	$401,263	$405,421
Senior Notes	190,000	190,000
Revolving Facility(1)	—	—
	591,263	595,421
Less current portion	4,158	4,158
	$587,105	$591,263

(1)
At December 29, 2015, the Company had $80.9 million of borrowing capacity available under its Revolving Facility, net of $29.1 million of outstanding letters of credit. At December 30, 2014, the Company had $90.9 million of borrowing capacity available under its Revolving Facility, net of $19.1 million of outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

Fiscal years:
2016	4,158
2017	4,158
2018	4,158
2019	388,789
2020	190,000
$591,263

The Company’s Senior Secured Credit Facilities were entered into on December 28, 2011 and consisted of a $110.0 million Revolving Facility and a $375.0 million Term Loan. As described below, the Company also issued $40.0 million of additional Term Loan debt in fiscal 2014 under the Senior Secured Credit Facilities' Term Loan accordion feature.
On December 10, 2015, the Company amended its Senior Secured Credit Facilities, increasing the spread over the London Interbank Offered Rate (“LIBOR”) by 0.75% to 3.75% on the Term Loan and 0.50% to 3.75% on the Revolving Facility and extended the maturity date on the Revolving Facility by nine months to September 28, 2018. The amendment also increased the maximum leverage ratio to 6.00x for the fiscal year ending December 27, 2016, reducing to 5.75x for the fiscal 2017 year and 5.25x thereafter. The Company paid $1.8 million for transaction costs which were capitalized to debt issuance costs and will be amortized over the remaining term of the related debt.
As of December 29, 2015, the interest rate on the Revolving Facility for any outstanding borrowings would have been the prevailing LIBOR rate plus a spread of 3.75% for a combined interest rate of 4.17% per annum. As of December 29, 2015, the Term Loan was subject to a LIBOR floor of 1.00%, which resulted in a combined interest rate of 4.75% per annum.
The principal amount of the Term Loan amortizes in equal quarterly installments of $1.0 million with the balance payable at maturity. These quarterly installments may be reduced as a result of any voluntary or required prepayments made by the Company, with any such reductions applied in accordance with the terms of the amended credit agreement for the Senior Secured Credit Facilities. The Term Loan note is secured by substantially all of the Company’s assets and is due December 28, 2018.
Availability under the Revolving Facility is reduced by letters of credit, of which $29.1 million were issued at December 29, 2015. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets.
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

The Senior Notes bear interest at the rate of 10.50% payable semi-annually in arrears on January 15 and July 15 until maturity of the Notes on January 15, 2020. These Senior Notes are unsecured. Effective January 15, 2016, these Senior Notes may be redeemed at a redemption price of 105.250% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest until January 15, 2017, when the redemption price becomes 102.625% plus accrued and unpaid interest and remains such until January 15, 2018, when these Senior Notes can be redeemed at the face amount, plus accrued and unpaid interest. In June 2012, the Company completed an exchange offer which allowed the holders of Senior Notes to exchange the notes for an equal principal amount of Senior Notes that are registered under the Securities Act of 1933.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 29, 2015, the Company was in compliance with all of its debt covenants.
Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at the fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company will be required to make a mandatory pre-payment of approximately $3.3 million in 2016 based on its fiscal 2015 results.
Note 8 – Fair Value Measurements
Fair value disclosures enable the reader of the financial statements to assess the inputs used to develop those fair value measurements using a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:
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
The following tables summarize the carrying amounts and fair values of certain assets at December 29, 2015 and December 30, 2014, (in thousands):

	December 29, 2015
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,385	$10,385	$—	$—
Fixed income(1)	$3,748	—	3,748	—
Money market fund(2)	$29,584	—	29,584	—

	December 30, 2014
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,053	$6,678	$3,375	$—
Fixed income(1)	5,355	1,542	3,813	—
Money market fund(2)	7,602	—	7,602	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At December 29, 2015 and December 30, 2014, $1.5 million and $0.5 million, respectively, related to the Deferred Compensation Plan and POWR Plan, and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	December 29, 2015	December 30, 2014
Term Loan	$397,250	$391,231
Senior Notes	197,600	196,650
Revolving Facility	—	$—
	$594,850	$587,881
Carrying value	$591,263	$595,421
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
The table below summarizes restaurant-level impairment (Level 3) for the periods presented (in thousands):

	52 Weeks Ended
	December 29, 2015	December 30, 2014
Total asset impairments and closures	$7,469	$980
The remaining net book value of the above assets measured on a non-recurring basis at fair value, subsequent to the impairments, was $4.8 million and $0.3 million, at December 29, 2015 and December 30, 2014, respectively.
Note 9 – Income Taxes
The (benefit) provision for income taxes for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 29, 2015	December 30, 2014	December 31, 2013
Current:
Federal	$1,401	$(3,068)	$3,626
State	752	498	1,826
Deferred:
Federal	(7,051)	(6,503)	2,408
State	(870)	627	307
Income tax (benefit) expense	$(5,768)	$(8,446)	$8,167
Items of reconciliation to the statutory rate (in thousands):

	December 29, 2015	December 30, 2014	December 31, 2013
Tax computed at U.S. federal statutory rate	$330	$(2,371)	$13,268
State and local income taxes (net of federal benefit)	82	(179)	1,483
Tax credits	(5,219)	(5,772)	(5,465)
Charitable contributions	(560)	(475)	(569)
Change in deferred rate	(464)	1,130	—
Uncertain tax positions released	(71)	(755)	(404)
Other	134	(24)	(146)
Income tax (benefit) expense	$(5,768)	$(8,446)	$8,167

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2015	December 30, 2014
Assets:
General business credit carryforwards	$18,915	$16,236
Insurance reserves	11,843	10,511
Profit sharing and vacation	8,906	8,423
Unfavorable leasehold interests	2,815	3,520
Deferred rent	3,671	3,035
Other	2,193	1,894
Total deferred tax assets	48,343	43,619
Liabilities:
Depreciation and amortization	(231,500)	(233,147)
Debt refinancing	(1,136)	(2,879)
Favorable leasehold interests	(2,915)	(3,331)
Other	(2,555)	(1,946)
Total deferred tax liabilities	(238,106)	(241,303)
Net deferred tax liability	$(189,763)	$(197,684)
In assessing the realizability of deferred tax assets including general business credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 29, 2015 and December 30, 2014.
The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company allocates taxes between it and the parent company utilizing the separate return method.

At December 29, 2015, the liability for uncertain tax positions was $2.6 million and includes $0.1 million for interest and penalties. Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

	December 29, 2015	December 30, 2014	December 31, 2013
Beginning balance	$2,795	$3,977	$4,607
Lapse of applicable statute of limitations	(108)	—	(743)
Additional interest / penalties accrued	(2)	143	113
Adjustments to prior year positions	—	(1,325)	—
Ending balance	$2,685	$2,795	$3,977

The net impact on the effective tax rate from the release of the unrecognized tax benefits would be $0.1 million including consideration of the indirect tax benefits established with regard to such reserves. The Company has a liability established with regard to uncertain areas of tax law that could be released in the next 12 months, to the extent the statute of limitations with regard to this item expires.
The Company files income tax returns in the U.S. and various state jurisdictions. As of December 29, 2015, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2012-2014 tax years. The Company is also subject to examination in various state jurisdictions for the 2011-2014 tax years.
At December 29, 2015, the Company had U.S. general business credit carryforwards of $18.9 million which if not used, begin to expire in 2032.
Note 10 – Commitments and Contingencies
The Company leases certain restaurant equipment and buildings under operating leases. Future minimum lease payments, including non-operating assets, at December 29, 2015 consisted of the following (in thousands):

Fiscal year
2016	$61,376
2017	54,925
2018	49,165
2019	39,923
2020	35,260
Thereafter	230,996
Total minimum lease commitments(1)	$471,645
_____________________
(1) Minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.8 million.
The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	52 Weeks Ended		53 Weeks Ended
	December 29, 2015	December 30, 2014	December 31, 2013
Minimum rents	$67,726	$64,273	$52,113
Contingent rents	917	1,003	1,290
	$68,643	$65,276	$53,403
Effective August 1, 2014, PHI approved the Brand Builder Program which eliminated currently required Major Asset Actions (“MAA’s”), (defined as a rebuild, relocate, or remodel) as required under the Company’s PHI 2003 territory franchise agreements. In return, PHI is requiring that specifically identified assets be brought up to brand standard or “re-imaged”. As part of the Going Forward Franchise Agreements which govern Pizza Hut acquisitions completed after 2003, the Company is required to complete certain MAA’s, extending through February 2024. If the Company qualifies for the Asset Partner Plan described below, these required MAA’s will be eliminated under for the TFA and LFA’s; replacing the above schedule with an annual 10% requirement for all assets operated under GFFA’s. Based on the qualifying terms outlined, the Company believes that it will meet all qualifications to participate in this program.
The 2003 territory and location franchise agreements allow PHI to require the Company to perform a remodel on up to 15% of its assets annually beginning in 2016. In March 2016, PHI and the IPHFHA jointly introduced the Asset Partner Plan which will govern the future asset upgrade requirements including remodel scope and timing of such actions and supercedes the previous agreements. The scope of the proposed remodel requirements under the Asset Partner Plan vary based upon (i) the asset type, (ii) the date of the last asset action and (iii) in some cases population density. The Asset Partner Plan requires each qualifying franchisee in the system to remodel or rebuild 10% of its asset base annually through 2025; thereafter executing a minor remodel ten years after completing a major remodel and a major remodel seven years after completing a minor remodel on a continual cycle moving forward. The Company expects to incur average capital expenditures of approximately $20.0 million per annum through December 2025. The Company anticipates relocating most of its Dine-in assets to the more cost efficient Delco format in lieu of the Dine-in remodel option to ensure a more contemporary store base that better meets the needs of consumers in the markets it serves. The Delco format requires significantly less annual maintenance and operating costs . All assets constructed before 1980 will be required to be sunset no later than 2036. In the event the Company does not qualify or determines at a later time not to participate in the plan, PHI could require that we remodel or rebuild 15% of our assets annually in accordance with our franchise agreements.
In conjunction with the acquisition of Wendy’s units, NPCQB is required to complete certain agreed upon improvements to the facilities and expects to incur approximately $2.3 million during fiscal 2016 for the Salt Lake City and North Carolina acquisitions. Additionally, NPCQB is required to complete Image Activations (“IA’s”), (defined as a refresh, remodel or scrape and rebuild) at 48 of the Wendy’s units acquired during fiscal 2013 and fiscal 2014, of which 13 have been completed, and expects to incur approximately $12.8 million by December 31, 2021 for the 35 remaining IA’s.
Certain members of management purchased common stock of NPC Holdings for $4.2 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal 2015, the common stock held by management has a combined value of approximately $2.4 million to $4.2 million.
Upon completion of the Transactions, the Company entered into an advisory agreement with Olympus. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. See Note 13 - Related Party Transactions.
Note 11 – Insurance Reserves

The Company recorded estimated liabilities for claims loss reserves of $34.0 million and $30.7 million at December 29, 2015 and December 30, 2014, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $8.2 million and $9.1 million at December 29, 2015 and December 30, 2014, respectively.
Note 12 – Stock-based Compensation and Employee Benefit Plans
In connection with the Acquisition, the Parent established the Plan, which governs, among other things, the grant of options with respect to the common stock of the Parent. The purposes of this Plan are to: (i) attract and retain highly qualified employees for the Company; (ii) motivate the participants to exercise their best efforts on behalf of the Company and the Parent; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Parent as well as the Company.
The following table summarizes stock option activity under the Plan during the 52 weeks ended December 29, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 30, 2014	261,848	$153
Granted	37,082	153
Exercised	(1,000)	100
Forfeited or expired	(18,630)	154
Outstanding at December 29, 2015	279,300	$153	6.7
Exercisable at December 29, 2015	91,933	$129	6.2
Under the Plan, options may be granted with respect to a maximum of 287,930 shares of common stock of the Parent, as adjusted during fiscal 2015. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Parent (the “Parent Board”). Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”); 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”); and 1% of the options issued under the Plan have no vesting period and are fully exercisable at the date of grant (“Series 3”). In each case for options subject to vesting, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 29, 2015, there were 8,630 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

	As of December 29, 2015	As of December 30, 2014
Series 1 Options	222,228	207,266
Series 2 Options	55,307	51,817
Series 3 Options	1,765	2,765
Total options granted	279,300	261,848
Total options exercisable	91,933	97,777
The exercise price of the Series 1 options was established based on the per share price of the common stock investment in the Parent at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. Based upon the financial performance of the Company in 2014, the Parent Board decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. This waiver was extended for fiscal 2016 and the 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2017. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of the Series 3 options was established as $100.00 per share. The exercise price of all options granted following the Acquisition was determined at the discretion of the Compensation Committee. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
Option grants will be made at the discretion and through approval of the Parent Board to ensure that compensation to the Company’s executive officers remains competitive and in-line with its peer companies.
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
As of December 29, 2015, 1,000 shares of Series 3 options had been exercised by management at the issued price. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Parent and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Parent sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Parent sale transaction. A Good Leaver Scenario is achieved when an event in the Company’s control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Parent sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. As no triggering events have been deemed probable as of December 29, 2015, the Company has recorded no compensation expense for options granted during 2015.
The Company has benefit plans that include: a) a qualified retirement plan, b) a non-qualified Deferred Compensation Plan, and c) a non-qualified Profit Sharing Plan (“POWR Plan”). The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides discretionary matching contributions. Contributions by the Company to these plans were $1.0 million for fiscal 2015, $0.2 million for fiscal 2014 and $0.9 million for fiscal 2013. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Board each year. Financial targets are set for each of our Pizza Hut operations and Wendy’s operations. Under this plan, the Company accrued $1.1 million for fiscal 2015, no accrual for fiscal 2014 and $0.9 million for fiscal 2013, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $15.6 million and $15.9 million for fiscal years ended December 29, 2015 and December 30, 2014, respectively.
Note 13 – Related Party Transactions
Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded $1.0 million for Sponsor fees during each of the fiscal years 2015, 2014 and 2013, respectively.

Note 14 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPCQB did not have any assets, operations or cash flows prior to completing acquisitions of Wendy’s restaurants during the third and fourth quarters of fiscal 2013. NPC Op Co B does not have any assets or operations as of December 29, 2015 and has not had any cash flows during its existence. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 29, 2015 and December 30, 2014, the 52-week periods ended December 29, 2015 and December 30, 2014 and the 53-week period ended December 31, 2013 (in thousands):
Condensed Consolidating Statements of Income

	52 Weeks Ended December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,020,006	$203,293	$—	$—	$1,223,299
Total costs and expenses	—	984,526	196,045	—	—	1,180,571
Operating income	—	35,480	7,248	—	—	42,728
Interest expense	—	41,784	—	—	—	41,784
Equity in net income of subsidiary	6,712	4,978	—	—	(11,690)	—
Income (loss) before income taxes	6,712	(1,326)	7,248	—	(11,690)	944
Income tax (benefit) expense	—	(8,038)	2,270	—	—	(5,768)
Net income	$6,712	$6,712	$4,978	$—	$(11,690)	$6,712

	52 Weeks Ended December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,020,101	$159,796	$—	$—	$1,179,897
Total costs and expenses	—	988,819	156,751	—	—	1,145,570
Operating income	—	31,282	3,045	—	—	34,327
Interest expense	—	41,101	—	—	—	41,101
Equity in net income of subsidiary	1,672	1,640	—	—	(3,312)	—
Income (loss) before income taxes	1,672	(8,179)	3,045	—	(3,312)	(6,774)
Income tax (benefit) expense	—	(9,851)	1,405	—	—	(8,446)
Net income	$1,672	$1,672	$1,640	$—	$(3,312)	$1,672

	53 Weeks Ended December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,068,651	$25,381	$—	$—	$1,094,032
Total costs and expenses	—	988,544	25,563	—	—	1,014,107
Operating income (loss)	—	80,107	(182)	—	—	79,925
Interest expense	—	42,016	—	—	—	42,016
Equity in net income of subsidiary	29,855	(113)	—	—	(29,742)	—
Income (loss) before income taxes	29,855	37,978	(182)	—	(29,742)	37,909
Income tax expense (benefit)	—	8,236	(69)	—	—	8,167
Net income (loss)	$29,855	$29,742	$(113)	$—	$(29,742)	$29,742

Condensed Consolidating Balance Sheet

	December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$58,620	$4,495	$—	$—	$63,115
Facilities and equipment, net	—	155,501	47,967	—	—	203,468
Franchise rights, net	—	577,097	43,421	—	—	620,518
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	273,689	76,784	—	—	(350,473)	—
Other assets, net	—	37,327	1,736	—	—	39,063
Total assets	$273,689	$1,195,831	$101,743	$—	$(350,473)	$1,220,790
Liabilities and member’s equity:
Current liabilities	$—	$91,472	$16,724	$—	$—	$108,196
Long-term debt	—	587,105	—	—	—	587,105
Other liabilities and deferred items	—	55,589	6,448	—	—	62,037
Deferred income taxes	—	187,976	1,787	—	—	189,763
Member’s equity	273,689	273,689	76,784	—	(350,473)	273,689
Total liabilities and member’s equity	$273,689	$1,195,831	$101,743	$—	$(350,473)	$1,220,790

	December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$39,014	$9,857	$—	$—	$48,871
Facilities and equipment, net	—	162,248	35,874	—	—	198,122
Franchise rights, net	—	592,633	46,412	—	—	639,045
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	267,025	75,902	—	—	(342,927)	—
Other assets, net	—	40,794	1,858	—	—	42,652
Total assets	$267,025	$1,201,093	$98,125	$—	$(342,927)	$1,223,316
Liabilities and member’s equity:
Current liabilities	$—	$90,701	$16,440	$—	$—	$107,141
Long-term debt	—	591,263	—	—	—	591,263
Other liabilities and deferred items	—	55,467	4,736	—	—	60,203
Deferred income taxes	—	196,637	1,047	—	—	197,684
Member’s equity	267,025	267,025	75,902	—	(342,927)	267,025
Total liabilities and member’s equity	$267,025	$1,201,093	$98,125	$—	$(342,927)	$1,223,316

Condensed Consolidating Statements of Cash Flows

	52 Weeks Ended December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$58,703	$21,201	$—	$—	$79,904
Investing activities:
Capital expenditures	—	(38,262)	(17,948)	—	—	(56,210)
Return of investment in NPCQB	—	4,096	—	—	(4,096)	—
Proceeds from sale-leaseback transactions	—	1,408	—	—	—	1,408
Proceeds from disposition of assets	—	733	857	—	—	1,590
Net cash flows used in investing activities	—	(32,025)	(17,091)	—	(4,096)	(53,212)
Financing activities:
Payments on term bank facilities	—	(4,158)	—	—	—	(4,158)
Debt issue costs	—	(1,832)	—	—	—	(1,832)
Distribution to parent	148	(148)	(4,096)	—	4,096	—
Other	(148)	100	—	—	—	(48)
Net cash used in financing activities	—	(6,038)	(4,096)	—	4,096	(6,038)
Net change in cash and cash equivalents	—	20,640	14	—	—	20,654
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$31,918	$799	$—	$—	$32,717

	52 Weeks Ended December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$48,402	$22,076	$—	$—	$70,478
Investing activities:
Capital expenditures	—	(54,971)	(11,096)	—	—	(66,067)
Acquisition of Wendy’s business, net of cash acquired	—	—	(56,841)	—	—	(56,841)
Investment in NPCQB	—	(57,002)	—	—	57,002	—
Return of investment in NPCQB	—	33,718	—	—	(33,718)	—
Proceeds from sale-leaseback transactions	—	—	24,182	—	—	24,182
Purchase of assets for sale-leaseback	—	—	(1,736)	—	—	(1,736)
Proceeds from sale or disposition of assets	—	3,093	51	—	—	3,144
Net cash flows used in investing activities	—	(75,162)	(45,440)	—	23,284	(97,318)
Financing activities:
Investment from parent	—	—	57,002	—	(57,002)	—
Distribution to parent	60	(60)	(33,718)	—	33,718	—
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(9,704)	—	—	—	(9,704)
Issuance of debt	—	40,000	—	—	—	40,000
Other	(60)	(493)	—	—	—	(553)
Net cash flows provided by financing activities	—	18,868	23,284	—	(23,284)	18,868
Net change in cash and cash equivalents	—	(7,892)	(80)	—	—	(7,972)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$11,278	$785	$—	$—	$12,063

	53 Weeks Ended December 31, 2013
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$91,857	$5,907	$—	$—	$97,764
Investing activities:
Capital expenditures	—	(50,820)	(211)	—	—	(51,031)
Purchase of Wendy’s business assets, net of cash acquired	—	—	(55,922)	—	—	(55,922)
Investment in NPCQB	—	(51,091)	—	—	51,091	—
Proceeds from sale or disposition of assets	—	545	—	—	—	545
Net cash flows used in investing activities	—	(101,366)	(56,133)	—	51,091	(106,408)
Financing activities:
Borrowings under revolving credit facility	—	7,000	—	—	—	7,000
Investment from parent	—	—	56,091	—	(56,091)	—
Distribution to parent	—	—	(5,000)	—	5,000	—
Other	—	(3,814)	—	—	—	(3,814)
Net cash flows provided by financing activities	—	3,186	51,091	—	(51,091)	3,186
Net change in cash and cash equivalents	—	(6,323)	865	—	—	(5,458)
Beginning cash and cash equivalents	—	25,493	—	—	—	25,493
Ending cash and cash equivalents	$—	$19,170	$865	$—	$—	$20,035

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Form 10-K for fiscal 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 29, 2015.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant.
MANAGEMENT
The following table sets forth certain information with respect to our directors and executive officers as of March 9, 2016.

Name	Age	Position
Paul A. Rubin	53	Director
Robert Morris	61	Director
Louis J. Mischianti	56	Director
Evan Eason	41	Director
Charles W. Peffer	68	Director
James K. Schwartz	54	Chairman, President and Chief Executive Officer
Troy D. Cook	53	Executive Vice President-Finance and Chief Financial Officer
J. D. Hedrick	39	Chief Operating Officer
Linda L. Sheedy	47	Senior Vice President of Marketing
Lavonne K. Walbert	52	Senior Vice President of People Leadership
Michael J. Woods	54	Vice President of Information Technology
Jason P. Poenitske	42	Chief Accounting Officer
Paul A. Rubin became a director upon the closing of the Acquisition in December 2011. Mr. Rubin has been with Olympus since 1995 and became a Partner in 1996. Prior to joining Olympus, Mr. Rubin served as a Vice President of Summit Partners from 1990 to 1995 where he was responsible for buyouts and growth company investments. Mr. Rubin received a B.S. from Tufts University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Rubin’s qualification to serve on our Board of Directors is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Robert Morris became a director upon the closing of the Acquisition in December 2011. Mr. Morris founded Olympus in 1988 and serves as its Managing Partner. From 1978 to 1988, Mr. Morris held a variety of management positions in various manufacturing and financial services businesses at General Electric Corporation, the last of which was Senior Vice President of General Electric Investment Corporation, where he managed General Electric Pension Trust’s $1.6 billion private equity portfolio. Mr. Morris is a Trustee of Hamilton College and serves on the Board of Directors of Hamilton College, a Board member and Chairman Emeritus of the Board of The Waterside School, and heads The Polio Foundation’s research efforts in regeneration medicine. Mr. Morris received an A.B. from Hamilton College and an M.B.A. from the Amos Tuck School of Business at Dartmouth College. Mr. Morris’s qualification to serve on our Board of Directors is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Louis Mischianti became a director on January 18, 2012. Mr. Mischianti joined Olympus as a Partner in 1994. Mr. Mischianti serves as a director of several Olympus portfolio companies. Mr. Mischianti is the managing partner of Olympus. Mr. Mischianti received an A.B. from Yale University. Mr. Mischianti’s qualification to serve on our Board of Directors is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.
Evan Eason became a director upon the closing of the Acquisition in December 2011. Mr. Eason has been with Olympus since 2006 where he is a Partner. Prior thereto, Mr. Eason served as a Vice President at American Capital where he focused on leveraged buyouts and financings of middle market companies. Prior thereto, Mr. Eason worked as an Associate at FdG Associates, a middle market private equity firm, and as an investment banker and equity research analyst at Montgomery Securities. Mr. Eason received an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Eason’s qualification to serve on our Board of Directors is based on his knowledge of NPC and its business and industry, his expertise and experience in finance, capital markets and acquisitions and his designation to serve as a representative of Olympus.

Charles W. Peffer became a director on January 18, 2012. Mr. Peffer initially became a director in 2006 but resigned upon the closing of the Acquisition in December 2011.  Mr. Peffer was a partner in KPMG LLP from 1979 until his retirement in 2002. During that period, Mr. Peffer was the audit partner for many public and private companies and served as Managing Partner of KPMG LLP’s Kansas City office from 1993 to 2000. Mr. Peffer has been a Certified Public Accountant and member of the American Institute of Certified Public Accountants and Kansas and Missouri Societies of CPAs. Mr. Peffer is a director of the Commerce Funds, a family of mutual funds with approximately $2.0 billion in assets, Garmin Ltd, an S&P 500 company in the technology and consumer electronics industries, HD Supply Holdings Inc., one of the largest industrial distribution companies in North America, Lockton Companies, an international insurance brokerage company and Sensata Technologies Holding N.V., a global industrial technology company specializing in sensors and controls. Mr. Peffer earned a B.S. in Business Administration from the University of Kansas and an M.B.A. from Northwestern University. Mr. Peffer’s qualification to serve on our Board of Directors is based on his expertise and experience in financial and accounting matters, his knowledge of NPC’s business and its industry gained while previously serving as lead outside auditor for NPC and while subsequently serving as a director of NPC, the fact that he qualifies as an independent director under the standards of the NASDAQ Global Market. Mr. Peffer has been designated by the Board of Directors as an audit committee financial expert.
James K. Schwartz joined us in 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in 2004. He relinquished the title of Chief Operating Officer of NPC in September 2015 in connection with the promotion of J. D. Hedrick to that position. In 2006, he was given the additional responsibility of Chairman of the Board of Directors. He has served as a director since 1996. Mr. Schwartz is a Director of the RSCS Board and served as its Chairman in 2004. He is actively involved in the Pizza Hut system and has served three full terms on the International Pizza Hut Franchise Holder’s Association board of directors, and the Pizza Hut Advertising Committee. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. In 2013, Mr. Schwartz was named the Ernst & Young Central Midwest Retail Entrepreneur of the Year. Mr. Schwartz earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984 and has earned his certified public accounting certificate. Mr. Schwartz’s qualification to serve on our Board of Directors is based on his extensive knowledge of NPC’s business and its industry, his management and financial experience and his proven track record of effective leadership of NPC’s business.
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
J. D. Hedrick joined us in June 2014 as the Senior Vice President of Operations - Wendy’s. He was promoted to Chief Operating Officer of NPC in September 2015. Prior to that he was with Pilot Flying J, Knoxville, Tennessee, an operator of travel centers and travel plazas for professional drivers with more than 650 retail locations, where he served as their Vice President of Operations from 2011 to June of 2014. Mr. Hedrick was with 7-Eleven, Inc., Dallas, Texas, an operator of convenience stores, where he served as Division Vice President, Florida Division from 2008 to 2011. Mr. Hedrick was also with RaceTrac Petroleum, Inc., Smyrna, Georgia, an operator of convenience stores, where he served in various capacities from 1999 to 2008 culminating in his last position as the Vice President, Operations - West Division. Mr. Hedrick holds a Bachelor of Industrial Engineering Degree from the Georgia Institute of Technology in Atlanta, Georgia.
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

Lavonne K. Walbert joined us in 1999 as Vice President Human Resources and was promoted to Senior Vice President of People Leadership in 2011. Ms. Walbert serves on various PHI system committees. She has served as Chairman of the World Class Teams Committee since 2009 and is a member of the Government Affairs and Political Action Committee. Ms. Walbert has twenty-five years of human resources experience in the sales and services industry. Ms. Walbert earned her B.S. in Human Resources Management from the University of Kansas in 1986 and an M.B.A. from Rockhurst University in 1999. Ms. Walbert is also affiliated with the National Society of Human Resource Management.
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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our executive officers and directors. The Code of Business Conduct and Ethics has been filed with the SEC and is incorporated by reference as Exhibit 14.1 to this Form 10-K. A copy of the Company’s Code of Business Conduct and Ethics will be made available to any person, without charge, by contacting the Executive Vice President - Finance and Chief Financial Officer, Troy D. Cook, at 913-327-3109, or through a written request to 7300 W. 129th Street, Overland Park, Kansas 66213.

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
The term “Named Executive Officers” used in this discussion refers to James Schwartz, our Chairman, President and Chief Executive Officer, Troy Cook, our Executive Vice President - Finance and Chief Financial Officer, and our four other most highly compensated executive officers during fiscal 2015, including one individual who was not serving as an executive officer at the end of the fiscal 2015. These other Named Executive Officers include J.D. Hedrick, Chief Operating Officer, Lavonne K. Walbert, Senior Vice President - People Leadership, and Linda L. Sheedy, Senior Vice President - Marketing. Blayne Vaughn, Former Senior Vice President - Head of Operations left the Company in fiscal 2015 but is included as a Named Executive Officer.
The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of short-term and long-term goals by NPC, and which aligns executives’ interests with those of the stockholders by rewarding achievement of Company goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates both performance and compensation, as well as the amount and structure of the compensation elements constituting our compensation program. The evaluation is designed to ensure that NPC maximizes financial performance within an appropriate risk tolerance, maintains its ability to attract, motivate and retain highly qualified and highly performing employees in key positions and provides competitive compensation to key employees in relation to the compensation paid to similarly situated executives of similar companies. To that end, the Compensation Committee believes that the compensation packages provided by NPC to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance.
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
In June 2014, NPC and Parent entered into an employment agreement with Mr. Hedrick, in connection with his hiring as our Senior Vice President of Operations - Wendy’s. In September 2015, Mr. Hedrick was promoted to Chief Operating Officer and the terms of his employment agreement were amended (“Amended Hedrick Agreement”). The terms of the Amended Hedrick Agreement were negotiated at arm’s length by Mr. Hedrick and his counsel, on the one hand, and NPC and its counsel, on the other hand. The Amended Hedrick Agreement includes a term of three years from the effective date of the agreement with successive two year renewal periods. Based on the terms of the Amended Hedrick Agreement, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Hedrick only to the extent of increasing the minimum levels of such compensation beyond those specified in the employment agreement, with certain exceptions for systematic reductions in certain compensation that also apply to other members of the management team. The terms of the Amended Hedrick Agreement and related agreements with Mr. Hedrick are further discussed below.
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
The primary source data for all elements of compensation is the Chain Restaurant Executive and Management Compensation Survey (“CRECS”), which is a survey conducted by the Chain Restaurant Total Rewards Association, and includes a variety of restaurant groups. The Company has utilized this survey as a means to compare compensation of similar positions to that of our executive group. Management believes it is a fair representation of similar companies; we do not have input or control over the restaurant groups that participate in this survey. However, despite any variance in the participating restaurant groups, the Company utilizes the CRECS data as a guide and also considers relative volume levels, our franchise status, and our capital structure to determine a competitive compensation structure.

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
2015 Elements of Compensation
The principal components of compensation for the Named Executive Officers for the 2015 fiscal year are described below.
Annual Base Salary
Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salary of the Senior Vice President - People Leadership and Senior Vice President of Marketing is recommended by the Chief Executive Officer to the Compensation Committee. Recommendations for salary include consideration of the following:

•	the level of salary needed to remain competitive with executives with similar positions by restaurant and retail companies with comparable dollar volume and numbers of units;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.
The annual base salaries for Mr. Schwartz and Mr. Cook were initially set by the Amended and Restated Agreements negotiated with the Parent. The Named Executive Officers received merit increases in salary for the 2015 fiscal year of 5%, that were determined and approved by the Compensation Committee based on Company performance and the Committee's satisfaction with individual performance.
The annual base salary for Mr. Hedrick was initially set at $375,000 under the employment agreement entered into with Mr. Hedrick in 2014 and was increased to $430,000 by the Amended Hedrick Agreement in connection with his promotion in September 2015 to reflect the increased responsibilities of his new position.

Bonus and Performance-Based Cash Incentive Compensation

Annual cash incentive compensation is designed to motivate and reward executive officers for their contributions for the applicable fiscal year. Except as described below for fiscal 2015, this objective has generally been accomplished by making a portion of cash compensation dependent upon our financial performance and additional specific performance measures related to their particular responsibilities. With respect to the Company financial performance measures, the Compensation Committee has historically used Adjusted EBITDA growth as one of the measures, due to the Compensation Committee's view that growth in Adjusted EBITDA is the most important measure of financial performance because it best reflects the increase in stockholder value. “Adjusted EBITDA” for an applicable fiscal year generally means the consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses, and certain other items of a non-operational nature less development incentives, and an add back of the annual Olympus management fee of NPC and its subsidiaries on a consolidated basis for that fiscal year. Under the Amended and Restated Agreements, Adjusted EBITDA is adjusted as determined in good faith by the Board of NPC in consultation with the Chief Executive Officer and Chief Financial Officer of the Company. Adjusted EBITDA is also a principal focus of our performance because it affects our debt service coverage and financial covenant compliance. In addition, Adjusted EBITDA is a performance measure that yields cash that may be used to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity.
As a result of brand challenges that continued during fiscal 2014 and the ongoing efforts of management to improve Company performance, for fiscal 2015, each of Mr. Schwartz and Mr. Cook waived the requirements of his Amended and Restated Agreement regarding cash incentive compensation and agreed that any bonus for 2015 would be as determined by the Compensation Committee in consultation with him.  Based on the improved financial performance of the Company in fiscal 2015, the Committee approved discretionary bonuses to Mr. Schwartz and Mr. Cook in the amount of $777,000 and $313,370, respectively.
At the beginning of fiscal 2015, Mr. Hedrick was serving as our Senior Vice President of Operations - Wendy’s.  Under the terms of his employment agreement in effect at that time, Mr. Hedrick was eligible to receive incentive cash compensation equal up to 65% of his initial fiscal 2015 base salary, which was based upon (i) the Adjusted EBITDA Target achieved by our Wendy’s operation (75% weight) and (ii) Wendy’s customer service metrics (25% weight).  The actual cash compensation paid to Mr. Hedrick for each objective was: (i) $287,930, and (ii) $47,988. In October 2015, in connection with Mr. Hedrick’s promotion to Chief Operating Officer, Mr. Hedrick signed a Letter Agreement in which he was awarded a Promotion Bonus in which a one-time bonus amount of $182,286 was paid.  The Company withheld an amount equal to $100,000 from the Promotion Bonus in order to pay the exercise price for the exercise of 1,000 Series 3 Option Shares held by Mr. Hedrick.  Under the terms of the Letter Agreement, Mr. Hedrick is also eligible to receive a one-time bonus equal to $100,000, which amount would be grossed up in respect of taxes, upon a change of control of the Company, which will be required to be used to exercise an additional 1,000 Series 3 option shares upon the change of control.  Finally, in connection with Mr. Hedrick’s promotion to Chief Operating Officer and the additional responsibilities of oversight of the Company’s Pizza Hut operations, Mr. Hedrick became eligible to receive a transitional bonus for fiscal 2015 to reflect the increased responsibilities of his new position, which was a discretionary award as determined by the Compensation Committee.  Based on the financial performance of the Company, Mr. Hedrick was awarded a special transitional bonus of $16,640 for fiscal 2015.
The process employed by the Compensation Committee with respect to the other Named Executive Officers was similar to the process for Mr. Schwartz and Mr. Cook.
Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2015, Ms. Walbert was eligible to receive incentive cash compensation equal to up to 40% of her base salary as determined by the Compensation Committee. Based on the financial performance of the Company in fiscal 2015, the Compensation Committee awarded Ms. Walbert a discretionary bonus of $86,398.
Ms. Sheedy is responsible for supervising our marketing and advertising programs, including working with PHI and Wendy’s to effectively execute system-wide promotions as well as local market initiatives. For fiscal 2015, Ms. Sheedy was eligible to receive incentive cash compensation equal to up to 40% of her base salary as determined by the Compensation Committee. Based on the financial performance of the Company in fiscal 2015, the Compensation Committee awarded Ms. Sheedy a discretionary bonus of $74,645.
Mr. Vaughn was responsible for operational oversight of each of our territories. For fiscal 2015, Mr. Vaughn was eligible to receive incentive cash compensation equal to up to 50% of his base salary, which was based upon (i) the Adjusted EBITDA Target achieved (60% weight); and (ii) balanced scorecard results (40% weight). The actual incentive cash compensation paid to Mr. Vaughn was prorated 75% per his separation agreement with the Company. The actual incentive cash compensation paid to Mr. Vaughn for each objective was: (i) $66,740 and (ii) $0.
For fiscal 2016, Mr. Schwartz, Mr. Cook, and Mr. Hedrick have waived the requirements of their respective employment agreements regarding cash incentive compensation and have agreed that any bonus for 2016 would be based solely on the achievement of the EBITDA Target that has been approved by the Compensation Committee. A more detailed description of compensation for fiscal 2016 will be included in the Form 10-K for the 2016 fiscal year.
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
The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such participant may elect to defer all or a portion of his or her base salary. Second, the plan allows each such participant the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match participant contributions on a discretionary basis up to 4% of the sum of the participant’s salary and bonus compensation, which if paid is contributed by NPC to the DCR plan on a bi-weekly basis. For fiscal 2015, the Company matched participant contributions. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon the NPC Board of Director’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented in the Summary Compensation Table. We believe that the level of employer-matching and additional discretionary contributions, if any, that we may make to the DCR Plan on behalf of our executive officers are comparable with similar companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.
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

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet the Adjusted EBITDA Target established by the NPC Board of Directors. Adjusted EBITDA Targets are established for each brand - Pizza Hut at NPC and Wendy's at NPCQB. In fiscal 2015 Mr. Hedrick participated in the POWR Plan at NPCQB and the remaining Named Executive Officers participated in the POWR Plan at NPC. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and Adjusted EBITDA Targets achieved. Achievement of less than the Threshold Adjusted EBITDA Target, would result in a 0% payout; achievement of greater than the Threshold Adjusted EBITDA Target but less than the Adjusted EBITDA Target would result in a 9% payout; achievement exceeding the Adjusted EBITDA Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our Adjusted EBITDA that is in excess of a higher Gain Share Adjusted EBITDA Target that is set at the discretion of the NPC Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service.
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
For fiscal 2015, the Compensation Committee did not establish an Adjusted EBITDA Target for NPC so as to allow the Company the flexibility to evaluate 2015 performance. Based on NPC’s financial performance for fiscal 2015 the Compensation Committee, in its sole discretion, granted contributions to the POWR Plan for all NPC participants including the Named Executive Officers as described in footnotes 2 and 5 to the Summary Compensation Table. For fiscal 2015, NPC contributions were granted at a discounted payout level. For fiscal 2015, the Compensation Committee established Threshold Adjusted EBITDA Target, Adjusted EBITDA Target, and Gain Share Adjusted EBITDA Target used to make contributions to the POWR Plan for fiscal 2015 for NPCQB at $17.6 million, $18.4 million and $20.7 million, respectively. For fiscal 2015, Mr. Hedrick received POWR Plan contributions based on the NPCQB Adjusted EBITDA Targets.
Stock Options
In connection with the Acquisition, the Parent established a new stock option plan (“the Plan”) which governs, among other things, the grant of options with respect to the common stock in Parent. The purposes of the Plan are to: (i) attract and retain highly qualified employees for NPC; (ii) motivate them to exercise their best efforts on behalf of NPC and the Parent; (iii) allow participants in the Plan to participate in equity value creation; and (iv) align the incentives between the participants and the Parent as well as NPC.
Under the Plan, options may be granted with respect to a maximum of 287,930 shares of Parent common stock, subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of Parent. Currently 79% of the options issued under the Plan will vest ratably over four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company. Currently 1% of the options issued under the Plan are fully vested upon the date of grant. In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed.
The exercise price of the Series 1 options issued in conjunction with the Acquisition was established based on the per share price of the common stock investment in the Parent at the time of closing of the Acquisition, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Acquisition is determined at the discretion of the Compensation Committee of the Parent. In fiscal 2014, the Compensation Committee granted Series 3 options having an exercise price of $100.00 per share. The exercise price for all options granted was equal to or greater than the fair market value of the option on the date of grant.
In recognition of participants’ efforts on behalf of the Company during fiscal 2014, the Compensation Committee decided to waive the 9% per annum accretion rate on the exercise price of all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015, and has extended that waiver throughout 2016. The 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2017.
In connection with Mr. Hedrick’s promotion to Chief Operating Officer in September 2015, Mr. Hedrick was granted options to purchase a total of 11,000 shares of common stock of Parent. The options consisted of 9,000 series 1 options and 2,000 series 2 options. This option grant did not result in any compensation being earned by Mr. Hedrick.
Options grants will be made at the discretion and through approval of the Board of Directors of Parent to ensure that compensation to our Named Executive Officers provides appropriate incentives to the executives and aligns their interests with the holders of interests in the Company.
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
Separation Agreement
Mr. Vaughn left the Company effective November 18, 2015. In connection with his departure, the Compensation Committee approved the terms of the separation agreement with Mr. Vaughn based principally upon his contributions to the Company and his agreement as to certain post-employment matters, including certain restrictive covenants and an agreement to cooperate with and assist the Company in the future. Per the terms of his separation agreement with the Company, Mr. Vaughn is entitled to receive payments equal to his 2015 annual base salary, payable in accordance with the Company's normal payroll practices from November 18, 2015, through November 16, 2016.
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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 29, 2015, December 30, 2014, and December 31, 2013. The 2015 and 2014 fiscal years were each comprised of 52 weeks and the 2013 fiscal year was comprised of 53 weeks. The Named Executive Officers are NPC’s principal executive officer and principal financial officer, and the four other most highly compensated executive officers (including one former executive officer):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(h)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz Chairman, President and Chief Executive Officer	2015	777,842	869,463	—	—	—	7,652	85,427	1,740,384
	2014	749,665	—	—	—	—	21,186	54,071	824,922
	2013	767,093	2,176	—	—	488,661	264,305	124,103	1,646,338

Troy D. Cook Executive Vice President - Finance and Chief Financial Officer	2015	523,885	375,522	—	—	—	8,235	65,354	972,996
	2014	505,232	—	—	—	—	17,894	66,611	589,737
	2013	520,957	23,316	—	—	212,077	249,397	83,696	1,089,443

J.D. Hedrick Chief Operating Officer	2015	404,563	198,926	—	—	409,844	—	25,274	1,038,607
	2014	190,898	243,750	—	—	—	—	167,898	602,546

Lavonne K. Walbert Senior Vice President People Leadership	2015	218,535	112,102	—	—	—	616	8,537	339,790
	2014	210,802	—	—	—	—	4,210	1,899	216,911
	2013	216,847	8,228	—	—	74,040	50,611	11,236	360,962

Linda L. Sheedy Senior Vice President of Marketing	2015	189,433	96,852	—	—	—	573	7,376	294,234
	2014	182,752	—	—	—	—	4,527	1,641	188,920
	2013	189,109	—	—	—	48,838	84,381	9,516	331,844

D. Blayne Vaughn Former Senior Vice President - Head of Operations	2015	294,302	—	—	—	66,740	951	307,458	669,451
	2014	283,171	—	—	—	—	6,586	2,608	292,365
	2013	291,359	—	—	—	114,751	77,372	15,675	499,157

(1)
Amounts shown are the cumulative base compensation earned by the Named Executive Officer throughout fiscal years 2015, 2014, and 2013. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan.

(2)
Amounts shown in Column (d) as “Bonus” include the portion of bonus considered to be discretionary while performance based compensation was reported in Column (g) as “Non-Equity Incentive Plan Compensation.”. In addition to discretionary bonuses paid to the Named Executive Officers, Column (d) also includes contributions to NPC’s POWR Plan for each Named Executive Officer, except for Mr. Hedrick, for fiscal year 2015, because the contributions for fiscal year 2015 were discretionary based upon the Compensation Committee's evaluation of performance rather than based on specific performance criteria. Contribution to NPC’s POWR Plan for Mr Hedrick was based on NPCQB Adjusted EBITDA Targets and included in Column (g) as “Non-Equity Incentive Plan Compensation.” Amounts contributed to the POWR Plan and earnings on the POWR Plan for fiscal year 2015 are set forth in footnote 5.

(3)	No stock awards were granted to any employee during any of the years presented.

(4)
No options awards were granted in fiscal 2013. For the options granted to each Named Executive Officer in fiscal 2015 and 2014, the Company is required to disclose the amount of the grant date fair value of options issued in the respective year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC International Holdings, Inc. Stock Option Plan and Stockholders Agreement, certain of these options have vesting conditions that trigger a fair value or formula valuation, depending on the vesting condition. The Company has determined that none of these vesting conditions was considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. In addition, certain options that were granted immediately vested upon grant. The options which vest at grant or may vest in the future upon satisfaction of vesting conditions have no value on the date of grant due to transfer restrictions and repurchase rights relating to the options. For a further description of the terms of stock options, see the discussion under “2015 Elements of Compensation” in Compensation Discussion and Analysis, and in Note 12 - Stock-based Compensation and Employee Benefit Plans, in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

(5)
Amounts include incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under “2015 Elements of Compensation” in Compensation Discussion and Analysis, for fiscal years 2015, 2014 and 2013, respectively, and include cash incentive compensation earned as follows: Mr. Schwartz, $0, $0, and $382,692; Mr. Cook, $0, $0, and $140,298; Ms. Walbert, $0, $0, and $44,433; Ms. Sheedy $0, $0, and $23,105; and Mr. Vaughn, $66,740, $0, and $74,092. Incentive compensation earned by Mr. Hedrick for fiscal 2015 and 2014 was $335,918 and $0. All bonus amounts considered to be discretionary were not reported in Column (g) “Non-Equity incentive Plan Compensation” but are reported in Column (d) as “Bonus”. For fiscal 2015, annual incentive compensation for Mr. Schwartz, Mr. Cook, Ms. Vaughn and Ms. Sheedy was modified to a discretionary award, which is shown in Column (d) as “Bonus”. In addition to his annual incentive compensation, Mr. Hedrick earned bonus compensation in fiscal 2015, which is reported in Column (d) as “Bonus”. In addition, amounts shown in this column include contributions to NPC’s POWR Plan for each Named Executive Officer for fiscal years 2014 and 2013. Contributions to NPC’s POWR Plan for each Named Executive Officer, except for Mr. Hedrick, for fiscal year 2015 are reported in Column (d) as a “Bonus”, because the contributions for fiscal year 2015 were discretionary based upon the Compensation Committee's evaluation of performance rather based on specific performance criteria. Contribution to NPC’s POWR Plan for Mr. Hedrick for fiscal year 2015 is based on NPCQB Adjusted EBITDA Targets, and included in this column. Amounts contributed for fiscal years 2015, 2014 and 2013, respectively, were as follows: Mr. Schwartz, $92,463, $0, and $105,969; Mr. Cook, $62,152, $0, and $71,779; Ms. Walbert, $25,704, $0 and $29,607; Ms. Sheedy $22,207, $0, and $25,733; and Mr. Vaughn, $0, $0, and $40,659. The amount of contributions to the POWR Plan for Mr. Hedrick for fiscal 2015 and 2014 were $73,926 and $0. Fiscal years 2015, 2014 and 2013 earnings, respectively, on the POWR Plan were as follows: Mr. Schwartz, $40,173, $55,750, and $215,726; Mr. Cook, $25,823, $35,836, and $138,204; Ms. Walbert, $9,061, $12,575, and $47,935; Ms. Sheedy $8,440, $11,712, and $44,880; and Mr. Vaughn, $13,991, $19,416, and $74,653. Mr. Hedrick had no earnings on the POWR Plan for fiscal 2015 and 2014. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)
Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within NPC’s POWR Plan and the Deferred Compensation and Retirement Plan. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 2.01%, 2.06%, and 1.98% for fiscal years 2015, 2014, and 2013, respectively.

(7)
This amount represents for fiscal 2015: (i) NPC contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above, which were as follows: Mr. Schwartz, $30,727 Mr. Cook, $20,643; Mr. Hedrick, $25,274; Ms. Walbert, $8,537; Ms. Sheedy $7,376; and Mr. Vaughn, $10,835, (ii) separation payments of $296,623 earned by Mr. Vaughn and (iii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)
The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2015 was $54,700. This amount comprised: personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for long-term disability coverage; and reimbursement for life insurance premiums.

(b)
The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2015 was $44,711. This amount comprised: personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; and reimbursement for life insurance premiums.

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

For a further description of the elements of compensation of the Named Executive Officers and the terms of the employment agreements entered into with certain of the Named Executive Officers, see the discussion under “2015 Elements of Compensation” in Compensation Discussion and Analysis.

Grants of Plan-Based Awards in Fiscal 2015
The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in fiscal 2015 to each of our Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercises or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)		(l)
James K. Schwartz		—		—		—		—	—	—	—	—	—		—

Troy D. Cook		—		—		—		—	—	—	—	—	—		—

J.D. Hedrick	12/31/2014	127,969	(1)	255,938	(1)	383,906	(1)	—	—	—	—	—	—		—
	12/31/2014	—		38,700	(2)	58,050	(2)	—	—	—	—	—	—		—
	12/11/2015	—		—		—		—	—	—	—	9,000	130	(3)	—
	12/11/2015	—		—		—		—	—	—	—	2,000	250		—

Lavonne K. Walbert		—		—		—		—	—	—	—	—	—		—

Linda L. Sheedy		—		—		—		—	—	—	—	—	—		—

D. Blayne Vaughn	12/31/2014	33,370	(4)	66,740	(4)	100,110	(4)	—	—	—	—	—	—		—

(1)
Amounts represent incentive compensation, which is defined by the employment agreement signed by Mr. Hedrick, which equals a specified percentage for the threshold, target and maximum payout. For discussion of these calculations see “2015 Elements of Compensation” in Compensation Discussion and Analysis. Based on fiscal 2015 results, Mr. Hedrick earned $335,918.

(2)
Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the Adjusted EBITDA Target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2015 Elements of Compensation” in the Compensation Discussion and Analysis. Based on NPCQB fiscal 2015 results, Mr. Hedrick received contributions for the maximum award plus “Gain-Sharing Pool” contributions, which have been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. The POWR Plan contribution will be made to the plan in fiscal 2016. These contributions are subject to certain vesting requirements, which are detailed in “2015 Elements of Compensation” in the Compensation Discussion and Analysis

(3)
The initial exercise price of $129.50 accretes at a rate equal to 9% per annum, compounded annually, beginning January 1, 2017. For a further description of the terms of stock options, see the discussion under “2015 Elements of Compensation” in Compensation Discussion and Analysis, and in Note 12 - Stock-based Compensation and Employee Benefit Plans, in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

(4)	Amounts represent the threshold, target and maximum annual incentive compensation for Mr. Vaughn for fiscal 2015. Actual incentive compensation earned based on 2015 results for Mr. Vaughn was $66,740.

Outstanding Equity Awards at 2015 Fiscal Year End
The following table shows the number of exercisable and unexercisable options granted and held by our Named Executive Officers as of December 29, 2015:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)
James K. Schwartz	34,775	(1)	34,775	(1)	—	130	(1)	12/28/2021	—	—
	—		17,388	(2)	—	250		12/28/2021	—	—
Troy D. Cook	24,840	(1)	24,840	(1)	—	130	(1)	12/28/2021	—	—
	—		12,420	(2)	—	250		12/28/2021	—	—
J.D. Hedrick	—	(1)	16,000	(1)	—	130	(1)	6/16/2024	—	—
	—		4,000	(2)	—	250		6/16/2024	—	—
	—		9,000	(1)	—	130	(1)	12/11/2025	—	—
	—		2,000	(2)	—	250		12/11/2025	—	—
	1,765	(3)	—		—	100		6/16/2024	—	—
Lavonne K. Walbert	5,465	(1)	5,464	(1)	—	130	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—
Linda L. Sheedy	5,465	(1)	5,464	(1)	—	130	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—
D. Blayne Vaughn	—		—		—	—		—	—	—

(1)
Options granted that have a service period that vests ratably over a period of four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant. The initial exercise price of $100 accretes at a rate equal to 9% per annum, compounded annually. In recognition of participants efforts on behalf of the Company during fiscal 2015, the Compensation Committee decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. This waiver was again reinstated for fiscal 2016 and the 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2017.

(2)	Options granted that vest only upon a change in control of the entity. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted that are vested immediately upon the date of grant. These options expire on the date shown in Column (f), which is ten years from the date of grant.

In addition to the service period vesting footnoted above, each option and common share has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the Stockholders Agreement. There was determined to be no compensation expense related to the options for fiscal 2015.

Option Exercises and Stock Vested Table at 2015 Fiscal Year End

The following table shows the number of options exercised and the value realized upon exercise by our Named Executive Officers during fiscal 2015:

	Option Awards				Stock Awards
Name	Number of Shares or Units Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)		(c)		(d)	(c)
J.D. Hedrick	1,000	(1)	0	(2)

(1)
In October 2015, in connection with Mr. Hedrick’s promotion to Chief Operating Officer, Mr. Hedrick signed a Letter Agreement in which he was awarded a Promotion Bonus in which a one-time bonus amount of $182,286 was paid.  The Company withheld an amount equal to $100,000 from the Promotion Bonus in order to pay the exercise price for the exercise of 1,000 Series 3 Option Shares held by Mr. Hedrick.

(2)
There is no trading market for the stock of Parent. The Company determined that the difference between the value of the stock and the exercise price was zero due to transfer restrictions and repurchase rights relating to the shares. For a further description of the terms of stock options, see the discussion under “2015 Elements of Compensation” in Compensation Discussion and Analysis, and in Note 12 - Stock-based Compensation and Employee Benefit Plans, in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

Nonqualified Deferred Compensation in Fiscal 2015
The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan (“DCR Plan”) and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 29, 2015:

Name	Plan Type	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate (Losses)/ Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)		(b)		(c)		(d)		(e)	(f)
James K. Schwartz	DCR Plan	46,091	(1)	30,727	(1)	17,039	(2)	459,222	200,816	(1)
	POWR Plan	—		92,463	(3)	40,173	(2)	—	1,995,509	(4)
Troy D. Cook	DCR Plan	20,643	(1)	20,643	(1)	19,070	(2)	—	650,520	(1)
	POWR Plan	—		62,152	(3)	25,823	(2)	—	1,285,425	(4)
J.D. Hedrick	DCR Plan	33,081	(1)	25,274	(1)	(14)	(2)	—	75,037	(1)
	POWR Plan	—		73,926	(3)	—	(2)	—	18,482	(4)
Lavonne K. Walbert	DCR Plan	8,537	(1)	8,537	(1)	1,358	(2)	—	85,095	(1)
	POWR Plan	—		25,704	(3)	9,061	(2)	—	386,410	(4)
Linda L. Sheedy	DCR Plan	7,376	(1)	7,376	(1)	1,527	(2)	—	225,201	(1)
	POWR Plan	—		22,207	(3)	8,440	(2)	—	351,077	(4)
D. Blayne Vaughn	DCR Plan	13,543	(1)	10,835	(1)	1,925	(2)	—	122,389	(1)
	POWR Plan	—		—	(3)	13,991	(2)	—	662,761	(4)

(1)
Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. NPC will match on a discretionary basis up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. NPC contributions shown in Column (c) of this table are also included in Column (i) as “All Other Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal years 2014 and 2013 were as follows: Mr. Schwartz, $6,831 and $60,472; Mr. Cook, $4,592 and $32,745; Mr. Hedrick, $7,615 and $0; Ms. Walbert, $1,899 and $11,236; Ms. Sheedy, $1,641 and $9,516; and Mr. Vaughn, $2,608 and $15,675. No amounts were reported for fiscal 2013 for Mr. Hedrick, who was hired in 2014. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

(2)
Earnings on the Deferred Compensation and Retirement Plan and the POWR Plan that are considered to be above market earnings are included in Column (h) as a “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table. Earnings on the POWR Plan are included in footnotes 5 of the Summary Compensation Table. Interest is considered to be above-market if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding. The investment gain or loss for each of these plans shall be allocated to a participant’s account in the ratio that the participant’s account balance as of the preceding valuation date, adjusted for all distributions and forfeitures occurring during the calendar year, bears to the total of all account balances as of the preceding valuation date, as adjusted for all distributions and forfeitures occurring during the calendar year. A participant’s account balance as of such preceding valuation date shall include contributions credited as of such date (even if such contributions are actually made after such date).

(3)
Amounts represent the contribution to the POWR Plan for fiscal 2015 on each Named Executive Officer’s behalf. Contributions to NPC’s POWR Plan for each Named Executive Officer, except for Mr. Hedrick, for fiscal year 2015 were discretionary and determined by the Compensation Committee. Contributions to the POWR Plan for Mr. Hedrick were based on the achievement of NPCQB Adjusted EBITDA Targets. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service or achievement of 20 years service for all POWR Plan Plus contributions. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2015 Vested Contributions	Aggregate Vested Balances
James K. Schwartz	$132,636	$1,995,509
Troy D. Cook	87,975	1,285,425
J.D. Hedrick	18,482	18,482
Lavonne K. Walbert	24,332	386,410
Linda L. Sheedy	21,386	351,077
D. Blayne Vaughn	13,991	662,761

(4)
Amounts represent the aggregate balance at the end of fiscal 2015 for participation in NPC’s POWR Plan. NPC contributions shown in Column (c) of the table are also included in Column (d) as “Bonus” in the Summary Compensation Table for each Named Executive Officer, except Mr. Hedrick. Fiscal 2015 POWR Plan contributions for Mr. Hedrick are included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal 2014 and 2013, respectively, were as follows: Mr. Schwartz, $0 and $105,969; Mr. Cook, $0 and $71,779; Mr. Hedrick, $0 and $0; ; Ms. Walbert, $0 and $29,607; Ms. Sheedy, $0 and $25,733; and Mr. Vaughn, $0 and $40,659. No amounts were reported for fiscal 2013 for Mr. Hedrick, who was hired in 2014.

Employment Agreements and Potential Post Employment Matters
Under the terms of the Amended and Restated Agreements, Mr. Schwartz and Mr. Cook are entitled to certain post-employment payments, which are determined based on the terms of the termination with NPC. Under the terms of the Amended Hedrick Agreement, Mr. Hedrick is also entitled to certain post-employment payments, which are determined based on the terms of the termination with NPC, which are detailed as follows:

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

In addition to the above payments, per the terms of the Stockholders Agreement, the 20,500, 13,500, and 3,000 shares of common stock held by Mr. Schwartz, Mr. Cook, and Mr. Hedrick respectively, have a mandatory call provision that will require repurchase of their outstanding shares at the date of termination. The payout of these interests vary based on the terms of the executives’ termination with NPC, and will result in either a fair value or formula valuation, which is defined within the Stockholders Agreement.

In addition, under the terms of NPC Holdings' stock option plan and the stock option agreements entered into under the plan, all of the unexercised stock options listed in the table under "Outstanding Equity Awards at 2015 Fiscal Year End" vest upon a "change of control." Under the stock option plan, a "change of control" is defined as a sale of the Parent (however structured) to an independent third party pursuant to which such party acquires (i) capital stock of the Parent possessing the voting power under normal circumstances to elect a majority of the Parent’s Board of Directors (whether by merger, consolidation or sale or transfer of the Parent's capital stock) or (ii) all or substantially all of the Parent's assets determined on a consolidated basis, but excluding a public offering of shares and subject to the provisions of Section 409A of the Code. Because the common stock of the Parent is not publicly traded, no value was calculated for the accelerated stock options upon a change of control.

Mr. Vaughn left the Company effective November 18, 2015. Per the terms of his separation agreement with the Company, Mr. Vaughn is entitled to receive payments equal to his 2015 annual base salary, payable in accordance with the Company's normal payroll practices from November 18, 2015, through November 16, 2016.

There are no post-employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 29, 2015:
James K. Schwartz, our President and Chief Executive Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/29/15(1)	14,942		14,942		14,942		14,942		14,942		14,942
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/29/15(3)	777,000		777,000		777,000		777,000		777,000		777,000
Benefits and Perquisites:
Severance Payments(4)	2,331,000		2,331,000		—		—		—		—
Retirement Plans(5)	2,196,325		2,196,325		2,196,325		2,196,325		2,196,325		2,196,325
Common Shares(6)	2,050,000	(a)	2,050,000	(a)	1,151,922	(b)	1,151,922	(b)	2,050,000	(a)	2,050,000	(a)
Accrued Vacation at 12/29/15	29,885		29,885		29,885		29,885		29,885		29,885
Total Post-Employment Payments	7,399,152		7,399,152		4,170,074		4,170,074		5,068,152		5,068,152

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 29, 2015.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 29, 2015) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 29, 2015) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)	Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (d) as “Bonus” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Schwartz would be entitled based on the terms of Mr. Schwartz’s employment agreement, signed on November 4, 2011. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 29, 2015. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Troy D. Cook, our Executive Vice President - Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/29/15(1)	10,044		10,044		10,044		10,044		10,044		10,044
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/29/15(3)	313,370		313,370		313,370		313,370		313,370		313,370
Benefits and Perquisites:
Severance Payments(4)	1,253,479		1,253,479		—		—		—		—
Retirement Plans(5)	1,935,945		1,935,945		1,935,945		1,935,945		1,935,945		1,935,945
Common Shares (6)	1,350,000	(a)	1,350,000	(a)	758,583	(b)	758,583	(b)	1,350,000	(a)	1,350,000	(a)
Accrued Vacation at 12/29/15	16,884		16,884		16,884		16,884		16,884		16,884
Total Post-Employment Payments	4,879,722		4,879,722		3,034,826		3,034,826		3,626,243		3,626,243

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 29, 2015.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 29, 2015) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 29, 2015) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

(3)	Amounts are incentive compensation earned and unpaid at year-end. Amounts were included in Column (d) as “Bonus” in the Summary Compensation Table.

(4)
Amount is the severance payment, to which Mr. Cook would be entitled based on the terms of Mr. Cook’s employment agreement, signed on November 4, 2011. Amount determined as one and one-half times the sum of the base salary and bonus compensation earned in the year immediately preceding the year of termination.

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 29, 2015. Amounts were included in the Nonqualified Deferred Compensation Table.

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

J. D. Hedrick, our Chief Operating Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/29/15(1)	8,269		8,269		8,269		8,269		8,269		8,269
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/29/15(3)	352,558		352,558		352,558		352,558		352,558		352,558
Benefits and Perquisites:
Severance Payments(4)	1,221,438		1,221,438		—		—		—		—
Retirement Plans(5)	93,518		93,518		93,518		93,518		93,518		93,518
Common Shares (6)	300,000	(a)	300,000	(a)	168,574	(b)	168,574	(b)	300,000	(a)	300,000	(a)
Accrued Vacation at 12/29/15	8,261		8,261		8,261		8,261		8,261		8,261
Total Post-Employment Payments	1,984,044		1,984,044		631,180		631,180		762,606		762,606

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 29, 2015.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 29, 2015) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 29, 2015) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

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

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 29, 2015. Amounts were included in the Nonqualified Deferred Compensation Table.

(6)
Common shares of 3,000, with an original purchase price of $100, held by Mr. Hedrick were priced using the formula calculation defined within the Stockholders Agreement, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors.

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

Director Compensation Table
The following table summarizes the annual cash compensation earned by our non-employee directors during fiscal 2015:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	36,250	—	—	—	—	—	36,250

(1)
The annual retainer paid to external directors is $20,000 with an additional annual retainer of $5,000 paid to the Audit Committee Chairman. Fees for attendance at each Board and Audit Committee meeting were $1,250 for in-person participation and $500 for teleconference participation. The annual retainer will increase to $35,000 March 30, 2016.

No compensation was paid for service to Mr. Rubin, Mr. Morris, Mr. Mischianti, or Mr. Eason, who represented Olympus on our Board of Directors in fiscal 2015.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of NPC who served during fiscal 2015 were Paul A. Rubin, Evan Eason and Louis J. Mischianti. None of these Compensation Committee members was an officer or employee of NPC during fiscal 2015, was formerly an NPC officer or had any relationship otherwise requiring disclosure. There were no interlocks or insider participating between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of another company.

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
The following table provides certain information as of December 29, 2015 with respect to beneficial ownership of the outstanding stock of NPC Holdings and the outstanding membership interests of the Company by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or NPC Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Except as indicated in the footnotes to this table, (1) each person has sole voting and investment power with respect to all shares or units attributable to such person and (2) each person’s address is c/o NPC Holdings and the Company located at 7300 W. 129th Street, Overland Park, Kansas 66213.

Beneficial Owner-NPC International Holdings, Inc.
Shareholders	Number of Common Shares	% Voting
5% shareholders:
Affiliates of Olympus(1)	2,312,700	98.2%

Directors:
Paul A. Rubin(1)	—	*
Robert Morris(1)	—	*
Louis Mischianti(1)	—	*
Evan Eason(1)	—	*
Charles W. Peffer(2)	750	*

Named Executive Officers:
James K. Schwartz (CEO and Director)(2)	55,275	2.3%
Troy D. Cook (CFO)(2)	38,340	1.6%
J.D. Hedrick(2)	4,765	*
Lavonne K. Walbert(2)	6,595	*
Linda L. Sheedy(2)	6,595	*
D. Blayne Vaughn	—	*

Directors and executive officers as a group (12 persons)	118,122	4.9%

Beneficial Owner-NPC Restaurant Holdings, LLC	Membership interests	% of interests
NPC International Holdings, Inc.	1,000	100%
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

(2)
Consists of shares owned and options granted by NPC Holdings under the Plan that are exercisable within 60 days after December 29, 2015. There are additional options outstanding under the option program that have not vested or will not become exercisable within 60 days after December 29, 2015 that are not reflected in the table. Under the Plan, NPC Holdings may from time to time issue and/or grant options to certain members of the senior management and directors of the Company to acquire common stock in NPC Holdings up to a total of 10.9% of the fully-diluted equity interests in NPC Holdings.

*    Beneficially owns less than one percent of Parent’s outstanding common stock.

NPC Holdings, the sole stockholder of Holdings, established a stock option plan at the closing of the Acquisition. Under the Plan, options may be granted with respect to a maximum of 287,930 shares of common stock of NPC Holdings, subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of

Directors of NPC Holdings (the “ Parent Board”). Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). Currently 1% of the options issued under the plan are fully vested upon the date of grant (“Series 3”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 29, 2015, there were 8,630 shares of common stock available for future grant under the Plan. Details of the option grants, as of December 29, 2015, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	279,300	$153	8,630
Equity compensation plans not approved by security holders	—	—	—
Total	279,300	$153	8,630
The exercise price of the Series 1 and Series 2 options was established based on the per share price of the common stock investment in NPC Holdings at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. Based upon the financial performance of the Company, the Parent Board decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. This waiver was extended for fiscal 2016 and the 9% per annum accretion rate is scheduled to be put back into effect on January 1, 2017. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Transactions will be determined at the discretion of the Compensation Committee of NPC Holdings. The exercise price of the Series 3 options was established as $100.00 per share. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
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
Advisory Services Agreement
In connection with the Acquisition, NPC, NPC Holdings and the Sponsor entered into an advisory services agreement pursuant to which the Sponsor provides to NPC Holdings, NPC and its other direct or indirect subsidiaries certain advisory and management services. Such agreement provides that the Sponsor will receive a $1.0 million annual fee payable quarterly in arrears. Such agreement also provides that the Sponsor shall be entitled to receive (i) customary fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions and (ii) reimbursement of out-of-pocket expenses incurred by the Sponsor or its designees in providing such services. The Company recorded $1.0 million for the Sponsor fees during each of the fiscal years 2015 and 2014.
Stockholders Agreement
Parent and all of the stockholders of Parent, including Olympus, certain affiliates of Olympus, Messrs. Schwartz, Cook, and Hedrick, Ms. Sheedy and Ms. Walbert and other members of management are party to a Stockholders Agreement, dated November 6, 2011. Such Stockholders Agreement contains arrangements with respect to the election of directors of Parent, NPC and the other subsidiaries of Parent (with Olympus entitled to appoint all such directors, except that the boards of directors of each entity are to include Mr. Schwartz so long as he is the chief executive officer of Parent), preemptive rights, restrictions on transfers of shares, tag along rights with respect to transfers by Olympus and its affiliates, drag along rights and mandatory repurchases of capital stock of Parent held by employees of Parent or its subsidiaries (including NPC) upon the termination of such employment. In connection with Mr. Vaughn's retirement, Parent acquired his stock in Parent for $148,000, its original cost.
Investment Agreement
In connection with the Acquisition, Parent entered into an investment agreement with Olympus and certain of its affiliates and certain members of NPC’s management. Such agreement provides that, for so long as Olympus and its affiliates collectively hold at least 50% of the issued and outstanding shares of Parent’s common stock, Parent will not, and will cause NPC and its other subsidiaries not to, take any of the following actions (subject to certain exceptions) without the prior written consent of Olympus: (i) entering into any change of control transaction, (ii) paying any dividends or making any distributions, (iii) merging or consolidating with any other entity, (iv) selling or otherwise disposing of more than 20% of the consolidated assets of Parent and its subsidiaries, (v) liquidating, dissolving or effecting a recapitalization, (vi) acquiring any interest in any other entity or business or (vii) issuing or selling any equity interests other than pursuant to equity incentive plans approved by the Parent Board).
Policy on Review, Approval or Ratification of Transactions with Related Persons
The Charter of the Audit Committee of the Board of Managers of Holdings (the “Audit Committee”) directs the Audit Committee as follows. The Audit Committee shall review with management and the independent auditor any material financial or other arrangements of the Company which are with related parties or any other transactions or courses of dealing with third parties that appear to involve terms or other aspects that differ from those that would likely be negotiated with independent parties, and which arrangements or transactions are relevant to an understanding of the Company’s financial statements. The Audit Committee shall consult with counsel if, in the opinion of the Audit Committee, any matter under consideration by the Audit Committee has the potential for any conflict between the interests of the Company in order to ensure that appropriate procedures are established for addressing any such potential conflict and for ensuring compliance with all applicable laws.
Director Independence

Mr. Peffer qualifies as an independent director under the listing standards of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services.

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended December 29, 2015 and December 30, 2014, and fees billed to the Company by KPMG LLP for these fiscal years were as follows (amounts in thousands).

(in thousands) Type of Service	Fiscal Year Ended 2015	Fiscal Year Ended 2014
Audit fees	$475	$501
Audit-related fees	—	4
Tax fees	—	—
Total	$475	$505
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
Pre-approval Policy
The policy of the Audit Committee is to pre-approve all auditing services and permissible non-audit services to be performed by the independent registered public accounting firm. Additionally, each permissible non-audit service provided in fiscal 2014 was reviewed and pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:

(1) Financial Statements. The consolidated financial statements and related notes, together with the reports of KPMG LLP and PricewaterhouseCoopers LLP, appear in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 9, 2016.

NPC RESTAURANT HOLDINGS, LLC

By:	/s/ James K. Schwartz
Name:	James K. Schwartz
Title:	Chairman, President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 9, 2016:

/s/ James K. Schwartz	Chairman, President and Chief Executive Officer
James K. Schwartz

/s/ Troy D. Cook	Executive Vice President-Finance, Chief Financial Officer,
Troy D. Cook	Secretary and Treasurer (principal financial officer)

/s/ Jason P. Poenitske	Chief Accounting Officer (principal accounting officer)
Jason P. Poenitske

/s/ Paul A. Rubin	Director
Paul A. Rubin

/s/ Robert Morris	Director
Robert Morris

/s/ Louis Mischianti	Director
Louis Mischianti

/s/ Evan Eason	Director
Evan Eason

/s/ Charles W. Peffer	Director
Charles W. Peffer

Exhibit Index

Exhibit No.	Description
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

10.27
Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.26 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).(1)

10.28
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.27 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.29
Amendment to Employment Agreement, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.28 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13, 2015).(1)

10.30
Letter Agreement re: Bonus and Options, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.28 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13, 2015). (1)

10.31***
Amendment No. 5 to Credit Agreement, dated as of December 10, 2015, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc.

10.32***	Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among NPC International, Inc., NPC International Holdings, Inc. and James K. Schwartz. (1)
10.33***
Letter Agreement re: Bonus Eligibility and amendment to Employment Agreement, dated as of February 17, 2016, by and among NPC International, Inc., NPC International Holdings, Inc. and Troy D. Cook. (1)

10.34***	Letter Agreement re: 2016 Bonus Eligibility, dated as of February 17, 2016, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (1)
10.35***	Separation Agreement and Release dated as of November 18, 2015, by and among NPC International, Inc. and Blayne Vaughn (1)
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
101
Financial statements from the annual report on Form 10-K of NPC Restaurant Holdings, LLC for the fiscal year ended December 29, 2015, filed on March 9, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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