Form 10-Q
period 2016-03-29
NPC Restaurant Holdings, LLC
filed 2016-05-13
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of May 13, 2016, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 29, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$45,851	$32,717
Accounts and other receivables	5,702	7,278
Inventories	9,563	10,067
Prepaid expenses and other current assets	6,672	7,133
Assets held for sale	2,905	2,904
Income taxes receivable	1,181	3,016
Total current assets	71,874	63,115
Facilities and equipment, less accumulated depreciation of $172,476 and $163,993, respectively	204,495	203,468
Franchise rights, less accumulated amortization of $73,001 and $68,307, respectively	617,064	620,518
Goodwill	294,626	294,626
Other assets, net	29,295	28,969
Total assets	$1,217,354	$1,210,696
Liabilities and member’s equity
Current liabilities:
Accounts payable	$34,436	$34,926
Accrued liabilities	50,142	44,847
Accrued interest	6,078	11,436
Current portion of insurance reserves	13,252	12,829
Current portion of debt	4,326	4,158
Total current liabilities	108,234	108,196
Long-term debt	576,589	577,011
Other deferred items	42,829	40,834
Insurance reserves	21,663	21,203
Deferred income taxes	186,691	189,763
Total long-term liabilities	827,772	828,811
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of March 29, 2016 and December 29, 2015)	—	—
Member’s capital	281,348	273,689
Total member’s equity	281,348	273,689
Total liabilities and member’s equity	$1,217,354	$1,210,696
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Sales:
Net product sales	$305,142	$295,571
Fees and other income	14,392	13,637
Total sales	319,534	309,208
Costs and expenses:
Cost of sales	87,481	85,725
Direct labor	90,977	88,645
Other restaurant operating expenses	99,355	95,717
General and administrative expenses	18,449	16,702
Corporate depreciation and amortization of intangibles	5,277	5,247
Net facility impairment and closure costs	321	947
Other	(93)	38
Total costs and expenses	301,767	293,021
Operating income	17,767	16,187
Interest expense	11,337	10,465
Income before income taxes	6,430	5,722
Income tax (benefit) expense	(1,229)	747
Net income	$7,659	$4,975

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 29, 2015	$273,689
Net income	7,659
Balance at March 29, 2016	$281,348
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Operating activities
Net income	$7,659	$4,975
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,824	14,933
Amortization of debt issuance costs	1,138	953
Deferred income taxes	(3,072)	(2,614)
Net facility impairment and closure costs	321	947
Other	(144)	76
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	1,576	1,449
Inventories	543	824
Prepaid expenses and other current assets	461	772
Accounts payable	(490)	(2,470)
Income taxes	1,835	5,047
Accrued interest	(5,358)	(7,878)
Accrued liabilities	6,714	6,225
Insurance reserves	883	1,096
Other deferred items	(182)	162
Other assets	(100)	(47)
Net cash provided by operating activities	28,608	24,450
Investing activities
Capital expenditures	(10,973)	(11,018)
Acquisition of Wendy’s business, net of cash acquired	(7,963)	—
Proceeds from sale-leaseback transactions	4,338	—
Proceeds from sale or disposition of assets	164	296
Net cash used in investing activities	(14,434)	(10,722)
Financing activities
Borrowings under revolving credit facility	—	59,000
Payments under revolving credit facility	—	(59,000)
Payments on term bank facilities	(1,040)	(2,079)
Net cash used in financing activities	(1,040)	(2,079)
Net change in cash and cash equivalents	13,134	11,649
Beginning cash and cash equivalents	32,717	12,063
Ending cash and cash equivalents	$45,851	$23,712

Supplemental disclosures of cash flow information:
Net cash paid for interest	$15,544	$17,350
Net cash received for income taxes	$—	$(1,685)
Non-cash investing activities:
Accrued capital expenditures	$1,950	$3,677

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
As further reflected in Note 4 to the unaudited consolidated financial statements, the Company adopted Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) during the first quarter of 2016, which simplifies the presentation of debt issuance costs. As shown in the table below, pursuant to the guidance in ASU 2015-03 the Company reclassified unamortized debt issuance costs associated with its term loan and senior note obligations in its previously reported consolidated balance sheet as of December 29, 2015 as follows (in thousands):

	As presented December 29, 2015	Reclassifications	As adjusted December 29, 2015
Other assets	$39,063	$(10,094)	$28,969

Long-term debt	$587,105	$(10,094)	$577,011
In March 2016, Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The ASU also expands the required quantitative and qualitative disclosures surrounding leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This ASU will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard which will become effective for the Company beginning with the first quarter of fiscal 2018. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Under the proposal, early application would be permitted, but not before the original effective date. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2 – Business Combination

In January 2016, NPCQB acquired three Wendy’s restaurants, including fee-owned properties, from a Wendy’s franchisee for approximately $8.0 million, consisting principally of facilities and equipment of $6.7 million and franchise rights of $1.2 million. This asset acquisition was funded with cash on hand. The Company plans to sell the fee-owned properties and lease them back.
Note 3 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 13 weeks ended March 29, 2016.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	March 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$690,065	$(73,001)	$617,064
Favorable leasehold interests	13,172	(4,010)	9,162
Unfavorable leasehold interests	(16,873)	8,403	(8,470)
	$686,364	$(68,608)	$617,756

	December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,825	$(68,307)	$620,518
Favorable leasehold interests	13,850	(4,354)	9,496
Unfavorable leasehold interests	(17,105)	8,139	(8,966)
	$685,570	$(64,522)	$621,048
Amortization expense on intangible assets was $4.5 million and $4.4 million for the 13-week periods ended March 29, 2016 and March 31, 2015, respectively.
Note 4 – Debt
The Company’s debt consisted of the following (in thousands):

	March 29, 2016	December 29, 2015
Term Loan	$400,223	$401,263
Unamortized debt issuance costs	(6,949)	(7,581)
Term Loan notes less unamortized debt issuance costs	393,274	393,682

Senior Notes	190,000	190,000
Unamortized debt issuance costs	(2,359)	(2,513)
Senior Notes less unamortized debt issuance costs	187,641	187,487
Revolving Facility ($110 million) (1)	—	—
	580,915	581,169
Less current portion	4,326	4,158
	$576,589	$577,011

(1)
At March 29, 2016, the Company had $80.4 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $29.6 million of outstanding letters of credit. At December 29, 2015, the Company had $80.9 million of borrowing capacity available under its Revolving Facility, net of $29.1 million of outstanding letters of credit.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At March 29, 2016, the Company was in compliance with all of its financial covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company made a mandatory pre-payment of $3.3 million on March 31, 2016 based on its fiscal 2015 results. The Company currently anticipates that it may be required to make a mandatory prepayment in fiscal 2017, but such amount cannot be reasonably estimated at this time.
Note 5 – Fair Value Measurements
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
The following tables summarize the carrying amounts and fair values of certain assets at March 29, 2016 and December 29, 2015, (in thousands):

	March 29, 2016

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,281	$10,281	$—	$—
Fixed income(1)	4,463	—	4,463	—
Money market fund(2)	43,564	—	43,564	—

	December 29, 2015

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,385	$10,385	$—	$—
Fixed income(1)	3,748	—	3,748	—
Money market fund(2)	29,584	—	29,584	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At March 29, 2016 and December 29, 2015, $1.8 million and $1.5 million, respectively, of the balances in the money market fund related to the Deferred Compensation and POWR Plans and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	March 29, 2016	December 29, 2015
Term Loan	$391,274	$389,670
Senior Notes	193,341	195,087
Revolving Facility	—	—
	$584,615	$584,757
Carrying value	$580,915	$581,169
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
Note 6 – Income Taxes
For the 13 weeks ended March 29, 2016, the Company recorded an income tax benefit of $1.2 million compared to income tax expense of $0.7 million for the same period of the prior year. The tax benefit for the first quarter of fiscal 2016 was primarily due to higher general business tax credits in relation to lower projected taxable income as compared to the first quarter of fiscal 2015.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $2.6 million at March 29, 2016 and December 29, 2015.
Note 7 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 29, 2016	December 29, 2015
Payroll and vacation	$19,957	$19,279
Sales tax payable	5,606	5,648
Deferred vendor rebates	5,436	890
Other	19,143	19,030
	$50,142	$44,847
Note 8 – Commitments and Contingencies

On April 12, 2016, the Company entered into an Amendment to Franchise Agreement with Pizza Hut, Inc. which sets forth the terms of the Asset Partner Plan which governs the future asset upgrade requirements of the Company including remodel scope and timing of such actions, and supersedes the previous agreements relating to such upgrade requirements. The terms of the Asset Partner Plan included in the Amendment to Franchise Agreement are similar in scope to the description of the proposed plan included in Note 10, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

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

Note 10 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and its senior secured credit facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets or operations as of March 29, 2016 and has not had any revenues, expenses or cash flows during its existence. The Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of March 29, 2016 and December 29, 2015, and for each of the 13-week periods ended March 29, 2016 and March 31, 2015, respectively (in thousands):
Condensed Consolidating Statements of Operations

	13 Weeks Ended March 29, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$268,594	$50,940	$—	$—	$319,534
Total costs and expenses	—	253,357	48,410	—	—	301,767
Operating income	—	15,237	2,530	—	—	17,767
Interest expense	—	11,337	—	—	—	11,337
Equity in net income of subsidiary	7,659	2,965	—	—	(10,624)	—
Income before income taxes	7,659	6,865	2,530	—	(10,624)	6,430
Income tax benefit	—	(794)	(435)	—	—	(1,229)
Net income	$7,659	$7,659	$2,965	$—	$(10,624)	$7,659

	13 Weeks Ended March 31, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$260,567	$48,641	$—	$—	$309,208
Total costs and expenses	—	245,852	47,169	—	—	293,021
Operating income	—	14,715	1,472	—	—	16,187
Interest expense	—	10,465	—	—	—	10,465
Equity in net income of subsidiary	4,975	1,280	—	—	(6,255)	—
Income before income taxes	4,975	5,530	1,472	—	(6,255)	5,722
Income tax expense	—	555	192	—	—	747
Net income	$4,975	$4,975	$1,280	$—	$(6,255)	$4,975

Condensed Consolidating Balance Sheet

	March 29, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$68,587	$3,287	$—	$—	$71,874
Facilities and equipment, net	—	152,946	51,549	—	—	204,495
Franchise rights, net	—	573,213	43,851	—	—	617,064
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	281,348	80,593	—	—	(361,941)	—
Other assets, net	—	27,691	1,604	—	—	29,295
Total assets	$281,348	$1,193,532	$104,415	$—	$(361,941)	$1,217,354
Liabilities and member’s equity:
Current liabilities	$—	$93,228	$15,006	$—	$—	$108,234
Long-term debt	—	576,589	—	—	—	576,589
Other liabilities and deferred items	—	56,306	8,186	—	—	64,492
Deferred income taxes	—	186,061	630	—	—	186,691
Member’s equity	281,348	281,348	80,593	—	(361,941)	281,348
Total liabilities and member’s equity	$281,348	$1,193,532	$104,415	$—	$(361,941)	$1,217,354

	December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$58,620	$4,495	$—	$—	$63,115
Facilities and equipment, net	—	155,501	47,967	—	—	203,468
Franchise rights, net	—	577,097	43,421	—	—	620,518
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	273,689	76,784	—	—	(350,473)	—
Other assets, net	—	27,233	1,736	—	—	28,969
Total assets	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696
Liabilities and member’s equity:
Current liabilities	$—	$91,472	$16,724	$—	$—	$108,196
Long-term debt	—	577,011	—	—	—	577,011
Other liabilities and deferred items	—	55,589	6,448	—	—	62,037
Deferred income taxes	—	187,976	1,787	—	—	189,763
Member’s equity	273,689	273,689	76,784	—	(350,473)	273,689
Total liabilities and member’s equity	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696

Condensed Consolidating Statements of Cash Flows

	13 Weeks Ended March 29, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$22,512	$6,096	$—	$—	$28,608
Investing activities:
Capital expenditures	—	(8,513)	(2,460)	—	—	(10,973)
Investment in NPCQB	—	(844)	—	—	844	—
Acquisition of Wendy’s business, net of cash acquired	—	—	(7,963)	—	—	(7,963)
Proceeds from sale-leaseback transactions	—	828	3,510	—	—	4,338
Proceeds from sale or disposition of assets	—	162	2	—	—	164
Net cash flows used in investing activities	—	(8,367)	(6,911)	—	844	(14,434)
Financing activities:
Net payments on debt	—	(1,040)	—	—	—	(1,040)
Distribution from parent	—	—	844	—	(844)	—
Net cash flows (used in) provided by financing activities	—	(1,040)	844	—	(844)	(1,040)
Net change in cash and cash equivalents	—	13,105	29	—	—	13,134
Beginning cash and cash equivalents	—	31,918	799	—	—	32,717
Ending cash and cash equivalents	$—	$45,023	$828	$—	$—	$45,851

	13 Weeks Ended March 31, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$20,689	$3,761	$—	$—	$24,450
Investing activities:
Capital expenditures	—	(7,127)	(3,891)	—	—	(11,018)
Investment in NPCQB	—	(110)	—	—	110	—
Proceeds from sale or disposition of assets	—	258	38	—	—	296
Net cash flows used in investing activities	—	(6,979)	(3,853)	—	110	(10,722)
Financing activities:
Net payments on debt	—	(2,079)	—	—	—	(2,079)
Distribution from parent	—	—	110	—	(110)	—
Net cash flows (used in) provided by financing activities	—	(2,079)	110	—	(110)	(2,079)
Net change in cash and cash equivalents	—	11,631	18	—	—	11,649
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$22,909	$803	$—	$—	$23,712

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, NPC Restaurant Holdings, LLC is referred to herein as “Holdings.” Holdings and its subsidiaries are referred to as the “Company,” “we” “us,” and “our.” Holdings’ wholly-owned subsidiary, NPC International, Inc., is referred to as “NPC.” NPC’s wholly-owned subsidiary, NPC Quality Burgers, Inc., is referred to herein as “NPCQB.”
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
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (“2015 Form 10-K”) as well as our unaudited interim consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov.
Overview
NPC was founded in 1962, is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2015 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor, and is the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of March 29, 2016 we operated 1,241 Pizza Hut units in 27 states with significant presence in the Midwest, South and Southeast. As of March 29, 2016, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of March 29, 2016, we operated 146 Wendy’s units in 5 states. We desire to expand our Wendy’s operations through the opportunistic acquisitions of restaurants in additional markets and organic growth by developing new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2016 and 2015 each contain 52 weeks. Each quarterly period in fiscal years 2016 and 2015 has 13 weeks.

Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 13 weeks ended March 29, 2016, pizza sales accounted for approximately 73% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 50% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Our Wendy’s restaurants are generally free-standing and include a pick-up window in addition to a dining room with counter service.

The following table sets forth certain information at the end of each year-to-date fiscal period:

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Number of restaurants open at the end of the period:
Pizza Hut
Delco	607	602
RR	135	158
RBD	499	510
Total Pizza Hut units	1,241	1,270
Wendy’s units	146	143
Total units	1,387	1,413

Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses, general and administrative expenses and facility impairment and closure costs. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
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
Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers’ compensation expense associated with restaurant based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation and local minimum wage rate initiatives given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training of our store employees, as well as retention of existing employees.

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
Our blended average Pizza Hut royalty rate as a percentage of total Pizza Hut sales was 4.9% for both of the 13 week periods ended March 29, 2016 and March 31, 2015. Our blended average Wendy’s royalty rate as a percentage of total Wendy’s sales was 3.8% and 3.9% for the 13 week periods ended March 29, 2016 and March 31, 2015, respectively.
General and Administrative Expenses. General and administrative expenses include field supervision and personnel costs and the corporate and administrative functions that support our restaurants, including employee wages and benefits, travel, information systems, recruiting and training costs, credit card transaction fees, professional fees, supplies and insurance.
Facility Impairment and Closure Costs. Facility impairment and closure costs include any impairment of long-lived assets, including franchise rights associated with units or designated marketing areas, a unit’s leasehold improvements and equipment where the carrying amount of the asset is not recoverable and may exceed its fair value. When a unit is closed, the associated lease and other costs related to the unit are included in closure costs.
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
Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the first quarter of fiscal 2016, the block cheese price averaged $1.48 per pound, a decrease of $0.06 or 4% versus the average price for the first quarter of fiscal 2015. Additionally, meat prices decreased $0.46 per pound or approximately 25% versus the average price for the first quarter of fiscal 2015.

Based upon current market conditions, we currently expect overall commodity deflation for our Pizza Hut operations of approximately 2% to 3% and commodity deflation for our Wendy’s operations of approximately 3% to 4% for fiscal 2016 as compared to fiscal 2015.

Labor Cost
The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our Pizza Hut delivery sales mix increases due to changes in occasion mix or the acquisition or relocation of units, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation and local minimum wage rate initiatives given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.5 million in fiscal 2016. However, there are currently a number of federal, state and local initiatives and proposals to further increase minimum wage rates, which could be material to our operations.

Additionally, changes in federal labor laws and regulations and governmental agency determinations relating to union organizing rights and activities could result in portions of our workforce being subjected to greater organized labor influence, thereby potentially increasing our labor costs, and could have a material adverse effect on our business, results of operations and financial condition.
Inflation and Deflation
Inflationary factors, such as increases in food and labor costs, directly affect our operations. Because most of our employees are paid on an hourly basis, changes in rates related to federal and state minimum wage rate and tip credit laws and local minimum wage rate initiatives will affect our labor costs.
Significant increases in average gasoline prices in the regions in which we operate could increase our delivery driver reimbursement costs. We estimate that every $0.25 per gallon change in average gas prices in our markets impacts our annual operating results by approximately $0.7 million. However, as gas prices increase, the impact upon our operations is somewhat mitigated for price increases by a transfer of sales from the delivery occasion to the carryout access mode, which is perceived as a higher value by consumers and benefits us with lower labor costs for the carryout transaction.
If the economy experiences deflation, which is a persistent decline in the general price level of goods and services, we may suffer a decline in revenues as a result of the falling prices. In that event, given our fixed costs and minimum wage rate requirements, it is unlikely that we would be able to reduce our costs at the same pace as any declines in revenues. Consequently, a period of prolonged or significant deflation would likely have a material adverse effect on our business, results of operations and financial condition. Similarly, if we reduce the prices we charge for our products as a result of declines in comparable store sales or competitive pressures, we may suffer decreased revenues, margins, income and cash flow from operations.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited interim consolidated financial statements may be material. Our critical accounting policies are available under Item 7 of our 2015 Form 10-K filed on March 9, 2016. There have been no significant changes with respect to these policies during the 13 weeks ended March 29, 2016.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week periods ended March 29, 2016 and March 31, 2015:

	13 Weeks Ended
Consolidated	March 29, 2016	March 31, 2015
Net product sales, (in thousands)	$305,142	$295,571
Fees and other income, (in thousands)	$14,392	$13,637
Net product sales	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.7%	29.0%
Direct labor	29.8%	30.0%
Other restaurant operating expenses	32.6%	32.4%

Pizza Hut
Comparable store sales(1)	4.1%	(3.0)%
Net product sales, (in thousands)	$254,202	$246,930
Fees and other income, (in thousands)	$14,392	$13,637
Net product sales	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.1%	28.4%
Direct labor	30.3%	30.2%
Other restaurant operating expenses	33.0%	32.8%

Wendy’s
Comparable store sales(1)	2.4%	0.8%
Net product sales, (in thousands)	$50,940	$48,641
Net product sales	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	31.5%	32.0%
Direct labor	27.5%	29.0%
Other restaurant operating expenses	30.2%	30.2%

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Stated as a percentage of net product sales.

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Pizza Hut Sales by occasion:
Delivery	43%	43%
Carryout	46%	45%
Dine-in	11%	12%

Wendy’s sales by occasion:
Pick-up window	69%	70%
Counter service	31%	30%

Activity with respect to unit count is set forth in the table below:

	13 Weeks Ended
	March 29, 2016			March 31, 2015
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,395	144	1,251	1,420	143	1,277
Acquired	3	3	—	—	—	—
Developed(1)	4	—	4	4	—	4
Closed(1)	(15)	(1)	(14)	(11)	—	(11)
End of period	1,387	146	1,241	1,413	143	1,270
Equivalent units(2)	1,389	146	1,243	1,412	143	1,269

(1)	For Pizza Hut, three units were relocated or rebuilt and are included in both the developed and closed totals above for both of the 13 week periods ended March 29, 2016 and March 31, 2015.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended March 29, 2016 Compared to the 13 Weeks Ended March 31, 2015

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the first quarter of fiscal 2016 compared to the same period of fiscal 2015 were $254.2 million and $246.9 million, respectively, an increase of $7.3 million or 2.9%, resulting largely from positive comparable store sales of 4.1% for the first quarter of fiscal 2016, rolling over last year’s comparable store sales decline of 3.0%, partially offset by a 2.0% decrease in equivalent units.
Fees and Other Income. Fees and other income for the first quarter of fiscal 2016, as compared to the same period of fiscal 2015, were $14.4 million and $13.6 million, respectively, an increase of $0.8 million or 5.5%, largely due to increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the first quarter of fiscal 2016, as compared to the same period of fiscal 2015, was $71.5 million and $70.1 million, respectively, an increase of $1.4 million or 1.9%. Cost of sales decreased 0.3% as a percentage of net product sales, to 28.1%, compared to 28.4% in the first quarter of fiscal 2015 largely due to lower ingredient costs, primarily meat and dough.
Direct Labor. Pizza Hut direct labor costs for the first quarter of fiscal 2016, as compared to the same period of fiscal 2015, were $77.0 million and $74.5 million, respectively, an increase of $2.5 million, or 3.3%. Direct labor costs were 30.3% of net product sales for the first quarter of fiscal 2016, a 0.1% increase compared to the same quarter in the prior year. This increase was primarily due to a shift in transaction mix towards the more labor intensive delivery occasion, partially offset by sales leveraging on fixed labor costs.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the first quarter of fiscal 2016 were $84.0 million compared to $81.0 million for the same quarter in the prior year, an increase of $3.0 million, or 3.6%. OROE were 33.0% of net product sales for the first quarter of fiscal 2016 compared to 32.8% of net product sales for the prior year quarter, an increase of 0.2%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended March 31, 2015	32.8%
Depreciation and amortization	0.4
Restaurant manager bonuses	0.2
Utilities expense	(0.3)
Rent expense	(0.2)
Other	0.1
OROE as a percentage of net product sales for the 13 weeks ended March 29, 2016	33.0%
Depreciation and amortization included in OROE for our Pizza Hut operations was $9.3 million or 3.7% of net product sales for the first quarter of fiscal 2016 compared to $8.1 million or 3.3% of net product sales for the prior year quarter.

Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the first quarter of fiscal 2016 compared to the same period of fiscal 2015 were $50.9 million and $48.6 million, respectively, an increase of $2.3 million or 4.7% primarily due to an increase in comparable store sales of 2.4%, rolling over last year’s comparable store sales increase of 0.8%, and a 2.2% increase in equivalent units.
Cost of Sales. Wendy’s cost of sales for the first quarter of fiscal 2016 as compared to the same period of fiscal 2015, was $16.0 million and $15.6 million, respectively, an increase of $0.4 million or 2.8%. Cost of sales decreased 0.5% as a percentage of net product sales, to 31.5%, compared to 32.0% in the prior year quarter largely due to favorable commodity costs and product mix, which was partially offset by higher discounting and promotional strategies.
Direct Labor. Wendy’s direct labor costs for the first quarter of fiscal 2016, as compared to the same period of fiscal 2015, were $14.0 million and $14.1 million, respectively, a decrease of $0.1 million or 0.7%. Direct labor costs were 27.5% of net product sales for the first quarter of fiscal 2016, a 1.5% decrease compared to the prior year quarter largely due to sales leveraging on fixed labor costs, improved labor efficiencies and lower workers’ compensation and payroll tax expenses.
Other Restaurant Operating Expenses. Wendy’s OROE for the first quarter of fiscal 2016 were $15.4 million compared to $14.7 million for the prior year quarter, an increase of $0.7 million or 4.8%. OROE was 30.2% of net product sales for both the first quarter of fiscal 2016 and fiscal 2015.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended March 31, 2015	30.2%
Depreciation and amortization	0.8
Leveraging on occupancy costs	(0.4)
Operating supplies expense	(0.2)
Other	(0.2)
OROE as a percentage of net product sales for the 13 weeks ended March 29, 2016	30.2%
Depreciation and amortization included in OROE for our Wendy’s operations was $2.5 million or 4.9% of net product sales for the first quarter of fiscal 2016 compared to $2.0 million or 4.1% of net product sales for the prior year quarter.
Consolidated
General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 2016 were $18.4 million compared to $16.7 million for the first quarter of fiscal 2015, an increase of $1.7 million or 10.5%. This increase was largely due to higher incentive compensation as a result of improved financial performance, higher field personnel and support costs and higher credit card processing fees.
Corporate Depreciation and Amortization. Corporate depreciation and amortization expense was $5.3 million for the first quarter of fiscal 2016 compared to $5.2 million for the first quarter of fiscal 2015, an increase of $0.1 million.
Net Facility Impairment and Closure Costs. During the first quarter of fiscal 2016 we recorded $0.3 million of expense for closure charges, compared to $0.9 million for impairment and closure costs during the first quarter of the prior year.
Other. During the first quarter of fiscal 2016 we recorded $0.1 million of other income.
Interest Expense. Interest expense was $11.3 million for the first quarter of fiscal 2016 compared to $10.5 million for the prior year quarter. Our cash borrowing rate increased 0.6% to 6.8% for the first quarter of fiscal 2016 as compared to the prior year quarter, as a result of the amendment completed to the credit agreement for the term loan in the fourth quarter of 2015. Our average outstanding debt balance (excluding unamortized debt issuance costs) decreased $11.3 million to $590.2 million for the first quarter of fiscal 2016 as compared to the same period of the prior year. Interest expense included $1.1 million and $1.0 million for amortization of deferred debt issuance costs in the first quarter of fiscal 2016 and fiscal 2015, respectively.
Income Taxes. For the first quarter of fiscal 2016, we recorded an income tax benefit of $1.2 million compared to income tax expense of $0.7 million for the same period of the prior year. The tax benefit for the first quarter of fiscal 2016 was primarily due to higher general business tax credits in relation to lower projected taxable income as compared to the first quarter of fiscal 2015.
Net Income. Net income for the first quarter of fiscal 2016 was $7.7 million compared to net income of $5.0 million for the prior year quarter, a $2.7 million increase. The increase in net income is attributable to improved profitability from our Wendy’s and Pizza Hut operations largely due to positive comparable store sales, decreases in ingredient costs and lower income tax expense which more than offset the impact of increased incentive compensation expenses as compared to the same period of the prior year.

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

Our working capital position was a deficit of $36.4 million at March 29, 2016. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At March 29, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 13 weeks ended March 29, 2016 was $28.6 million compared to $24.5 million for the same period of the prior year or a $4.1 million increase. This increase was primarily due to (i) a $2.7 million increase in our net income, (ii) a $0.7 million positive change in our non-cash items, primarily depreciation and amortization expense and (iii) a $0.7 million positive change in our assets and liabilities.

Cash flows from investing activities

Cash flows used in investing activities were $14.4 million for the 13 weeks ended March 29, 2016 comprised of $11.0 million for capital expenditures and $8.0 million for the acquisition of three Wendy’s units which was partially offset by $4.3 million of proceeds from sale-leaseback transactions and $0.2 million of proceeds from the disposition of assets. The Wendy’s acquisition included three fee-owned properties which we plan to sell and lease back. Cash flows used in investing activities were $10.7 million for the 13 weeks ended March 31, 2015 due to $11.0 million of investments in capital expenditures partially offset by $0.3 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $59.0 million to $65.0 million in fiscal 2016, consisting of approximately $47.0 million in our Pizza Hut operations and approximately $15.0 million in our Wendy’s operations.

Cash flows from financing activities
Net financing outflows were $1.0 million for the 13 weeks ended March 29, 2016 due to a $1.0 million principal payment on the term loan. Net cash flows used in financing activities were $2.1 million for the 13 weeks ended March 31, 2015 due to a $2.1 million principal payment on the term loan.
Based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, we may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We made a mandatory pre-payment of $3.3 million on March 31, 2016 based on our fiscal 2015 results. We currently anticipate that we may be required to make a mandatory prepayment in fiscal 2017, but such amount cannot be reasonably estimated at this time.
As of March 29, 2016, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities. Our ratios under the foregoing financial covenants in our credit agreement for our Senior Secured Credit Facilities as of March 29, 2016 were as follows:

			Covenant requirement
	Actual		2016	2017	2018
Maximum leverage ratio	4.48x	Not more than	6.00x	5.75x	5.25x
Minimum interest coverage ratio	1.80x	Not less than	1.40x	1.40x	1.40x

The credit agreement defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA (for the most recent four fiscal quarters); “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in Amendment No. 5 to the Credit Agreement, which was filed by the Company with the SEC on March 9, 2016 as Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended December 29, 2015. The calculation of Consolidated Debt for Borrowed Money includes a reduction for cash on hand in excess of $3.0 million, with such reduction not to exceed $50.0 million. The credit agreement provides that each of the above defined terms includes the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments. This pro forma effect used in connection with the financial debt covenant ratio calculations is not the same calculation we use to determine Adjusted EBITDA, which we disclose to investors in our earnings releases and which is discussed below.

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under our Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At March 29, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $85.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our credit agreement. Any additional debt incurred, beyond the parameters established in our credit agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions.
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
The following is a reconciliation of net income to Adjusted EBITDA(1) (in thousands).

	13 Weeks Ended
	March 29, 2016	March 31, 2015
Net income	$7,659	$4,975
Adjustments:
Interest expense	11,337	10,465
Income tax (benefit) expense	(1,229)	747
Depreciation and amortization	16,824	14,933
Net facility impairment and closure costs	321	947
Pre-opening expenses and other	112	209
Adjusted EBITDA	$35,024	$32,276

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

Letters of Credit

As of March 29, 2016, we had letters of credit of $29.6 million issued under our existing credit facility largely in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of March 29, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of March 29, 2016, we had $400.2 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of March 29, 2016 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $1.6 million for the 13 weeks ended March 29, 2016 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $1.4 million for the 13 weeks ended March 29, 2016.

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
There has been no change in our internal control over financial reporting that occurred during our first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to its business. In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2015 Form 10-K.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 2016.

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

10.22
Quality Is Our Recipe, LLC (f/k/a Wendy’s International, Inc.) unit franchise agreement dated as of July 22, 2013. (incorporated herein by reference to Exhibit 10.22 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 7, 2013).

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

10.29
Letter Agreement re: Bonus and Options, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.29 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13,
2015).

10.30
Amendment No. 5 to Credit Agreement, dated as of December 10, 2015, by and between NPC International,
Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and
Barclays Bank plc. (incorporated herein by reference to Exhibit 10.31 to NPC’s Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.31
Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among
NPC International, Inc., NPC International Holdings, Inc. and James K. Schwartz. (incorporated herein by reference to Exhibit 10.32 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.32
Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among
NPC International, Inc., NPC International Holdings, Inc. and Troy D. Cook. (incorporated herein by reference to Exhibit 10.33 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.33
Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among
NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.34 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.34
Separation Agreement and Release dated as of November 18, 2015, by and among NPC International, Inc.
and Blayne Vaughn. (incorporated herein by reference to Exhibit 10.35 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

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
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 week period ended March 29, 2016, filed on May 13, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations (unaudited) for the 13 week period ended March 29, 2016 and March 31, 2015, (ii) the Consolidated Balance Sheets (unaudited) at March 29, 2016 and December 29, 2015, (iii) the Consolidated Statement of Member’s Equity (unaudited) for the 13 weeks ended March 29, 2016, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended March 29, 2016 and March 31, 2015, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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