Form 10-Q
period 2016-06-28
NPC Restaurant Holdings, LLC
filed 2016-08-12
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of August 12, 2016, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 28, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$55,480	$32,717
Accounts and other receivables	4,764	7,278
Inventories	9,710	10,067
Prepaid expenses and other current assets	6,239	7,133
Assets held for sale	2,257	2,904
Income taxes receivable	498	3,016
Total current assets	78,948	63,115
Facilities and equipment, less accumulated depreciation of $180,905 and $163,993, respectively	206,410	203,468
Franchise rights, less accumulated amortization of $77,633 and $68,307, respectively	611,878	620,518
Goodwill	294,626	294,626
Other assets, net	28,001	28,969
Total assets	$1,219,863	$1,210,696
Liabilities and member’s equity
Current liabilities:
Accounts payable	$34,433	$34,926
Accrued liabilities	48,876	44,847
Accrued interest	12,186	11,436
Current portion of insurance reserves	13,116	12,829
Current portion of debt	1,911	4,158
Total current liabilities	110,522	108,196
Long-term debt	576,503	577,011
Other deferred items	42,186	40,834
Insurance reserves	21,903	21,203
Deferred income taxes	186,130	189,763
Total long-term liabilities	826,722	828,811
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of June 28, 2016 and December 29, 2015)	—	—
Member’s capital	282,619	273,689
Total member’s equity	282,619	273,689
Total liabilities and member’s equity	$1,219,863	$1,210,696
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Sales:
Net product sales	$290,109	$292,951	$595,251	$588,522
Fees and other income	13,876	13,285	28,268	26,922
Total sales	303,985	306,236	623,519	615,444
Costs and expenses:
Cost of sales	82,755	84,605	170,236	170,330
Direct labor	85,286	88,363	176,263	177,008
Other restaurant operating expenses	97,060	97,158	196,415	192,875
General and administrative expenses	18,665	17,412	37,114	34,114
Corporate depreciation and amortization of intangibles	5,312	5,262	10,589	10,509
Net facility impairment and closure costs	2,253	3,730	2,574	4,677
Other	(96)	355	(189)	393
Total costs and expenses	291,235	296,885	593,002	589,906
Operating income	12,750	9,351	30,517	25,538
Interest expense	11,205	10,492	22,542	20,957
Income (loss) before income taxes	1,545	(1,141)	7,975	4,581
Income tax expense (benefit)	274	(1,213)	(955)	(466)
Net income	$1,271	$72	$8,930	$5,047

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 29, 2015	$273,689
Net income	8,930
Balance at June 28, 2016	$282,619
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	26 weeks ended
	June 28, 2016	June 30, 2015
Operating activities
Net income	$8,930	$5,047
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,753	31,079
Amortization of debt issuance costs	2,178	1,961
Deferred income taxes	(3,633)	(4,989)
Net facility impairment and closure costs	2,574	4,677
Other	(258)	473
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	2,664	3,291
Inventories	396	159
Prepaid expenses and other current assets	895	1,844
Accounts payable	(493)	1,435
Income taxes	2,518	3,180
Accrued interest	750	(1,654)
Accrued liabilities	2,510	1,365
Insurance reserves	987	1,256
Other deferred items	(1,290)	47
Other assets	(138)	(122)
Net cash provided by operating activities	52,343	49,049
Investing activities
Capital expenditures	(25,393)	(26,466)
Acquisition of Wendy’s business, net of cash acquired	(7,963)	—
Proceeds from sale-leaseback transactions	7,155	1,408
Proceeds from sale or disposition of assets	947	548
Net cash used in investing activities	(25,254)	(24,510)
Financing activities
Borrowings under revolving credit facility	—	59,000
Payments under revolving credit facility	—	(59,000)
Payments on term bank facilities	(4,326)	(3,119)
Net cash used in financing activities	(4,326)	(3,119)
Net change in cash and cash equivalents	22,763	21,420
Beginning cash and cash equivalents	32,717	12,063
Ending cash and cash equivalents	$55,480	$33,483

Supplemental disclosures of cash flow information:
Net cash paid for interest	$19,601	$20,571
Net cash paid for income taxes	$145	$1,345
Non-cash investing activities:
Accrued capital expenditures	$4,900	$3,229

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
The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amount of sales and expenses during the reporting periods. Estimates are revised when facts and circumstances change. As such, actual results could differ materially from those estimates.
As further reflected in Note 4 to the unaudited interim consolidated financial statements, the Company adopted Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) during the first quarter of 2016, which simplifies the presentation of debt issuance costs. As shown in the table below, pursuant to the guidance in ASU 2015-03 the Company reclassified unamortized debt issuance costs associated with its term loan and senior note obligations in its previously reported consolidated balance sheet as of December 29, 2015 as follows (in thousands):

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

Note 2 – Business Combination

In January 2016, NPCQB acquired three Wendy’s restaurants, including fee-owned properties, from a Wendy’s franchisee for approximately $8.0 million, consisting principally of facilities and equipment of $6.7 million and franchise rights of $1.2 million. This asset acquisition was funded with cash on hand. During the second quarter of fiscal 2016, the Company sold one of the fee-owned properties for $1.4 million and leased it back and plans to sell and lease back the remaining two fee-owned properties.
Note 3 – Goodwill and Other Intangible Assets
There were no changes in goodwill for the 26 weeks ended June 28, 2016.
The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. The Company performed qualitative assessments on both of its reporting units. As a result of the Company’s annual impairment testing in the second quarter, the Company determined that goodwill was not impaired.
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	June 28, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$689,511	$(77,633)	$611,878
Favorable leasehold interests	13,172	(4,284)	8,888
Unfavorable leasehold interests	(16,873)	8,898	(7,975)
	$685,810	$(73,019)	$612,791

	December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,825	$(68,307)	$620,518
Favorable leasehold interests	13,850	(4,354)	9,496
Unfavorable leasehold interests	(17,105)	8,139	(8,966)
	$685,570	$(64,522)	$621,048
Amortization expense on intangible assets was $4.5 million and $4.6 million for the 13-week periods ended June 28, 2016 and June 30, 2015, respectively and $9.0 million for each of the 26-week periods ended June 28, 2016 and June 30, 2015.
Note 4 – Debt
The Company’s debt consisted of the following (in thousands):

	June 28, 2016	December 29, 2015
Term Loan	$396,936	$401,263
Unamortized debt issuance costs	(6,317)	(7,581)
Term Loan notes less unamortized debt issuance costs	390,619	393,682

Senior Notes	190,000	190,000
Unamortized debt issuance costs	(2,205)	(2,513)
Senior Notes less unamortized debt issuance costs	187,795	187,487
Revolving Facility ($110 million) (1)	—	—
	578,414	581,169
Less current portion	1,911	4,158
	$576,503	$577,011

(1)
At June 28, 2016, the Company had $80.4 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $29.6 million of outstanding letters of credit. At December 29, 2015, the Company had $80.9 million of borrowing capacity available under its Revolving Facility, net of $29.1 million of outstanding letters of credit.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At June 28, 2016, the Company was in compliance with all of its financial covenants.

Based upon the amount of excess cash flow generated during the fiscal year and the Company’s leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company made a mandatory prepayment of $3.3 million on March 31, 2016 based on its fiscal 2015 results. The Company currently expects that it will not be required to make a mandatory prepayment in fiscal 2017. However, because this is a preliminary estimate, it is possible that an excess cash flow mandatory prepayment could ultimately be required.
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
The following tables summarize the carrying amounts and fair values of certain assets at June 28, 2016 and December 29, 2015, (in thousands):

	June 28, 2016

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$9,918	$9,918	$—	$—
Fixed income(1)	4,970	—	4,970	—
Money market fund(2)	51,895	—	51,895	—

	December 29, 2015

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,385	$10,385	$—	$—
Fixed income(1)	3,748	—	3,748	—
Money market fund(2)	29,584	—	29,584	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At June 28, 2016 and December 29, 2015, $0.9 million and $1.5 million, respectively, of the balances in the money market fund related to the Deferred Compensation and POWR Plans and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets. Money market funds are valued at amortized cost which reflects the market-based fair value.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	June 28, 2016	December 29, 2015
Term Loan	$388,635	$389,670
Senior Notes	197,294	195,087
Revolving Facility	—	—
	$585,929	$584,757
Carrying value	$578,414	$581,169
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
The table below summarizes restaurant-level impairment (Level 3) for the periods presented (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Total asset impairments and closures	$2,253	$3,730	$2,574	$4,677
The remaining net book value of the above assets measured on a non-recurring basis at fair value as of June 28, 2016, subsequent to the impairments, was $0.8 million.

Note 6 – Income Taxes
For the 26 weeks ended June 28, 2016, the Company recorded an income tax benefit of $1.0 million compared to an income tax benefit of $0.5 million for the same period of the prior year. These tax benefits for both periods were primarily due to general business tax credits in relation to projected taxable income.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
The liability for uncertain tax positions was $2.6 million at June 28, 2016 and December 29, 2015.
Note 7 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 28, 2016	December 29, 2015
Payroll and vacation	$19,254	$19,279
Sales tax payable	5,224	5,648
Other	24,398	19,920
	$48,876	$44,847
Note 8 – Commitments and Contingencies

On April 12, 2016, the Company entered into an Amendment to its Franchise Agreement with Pizza Hut, Inc. which sets forth the terms of the Asset Partner Plan which governs the future asset upgrade requirements of the Company including remodel scope and timing of such actions, and supersedes the previous agreements relating to such upgrade requirements. The terms of the Asset Partner Plan included in the Amendment to Franchise Agreement are similar in scope to the description of the proposed plan included in Note 10, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

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

Note 10 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and its senior secured credit facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets or operations as of June 28, 2016 and has not had any revenues, expenses or cash flows during its existence. The Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of June 28, 2016 and December 29, 2015, and for each of the 13-week and 26-week periods ended June 28, 2016 and June 30, 2015, respectively (in thousands):
Condensed Consolidating Statements of Income

	13 Weeks Ended June 28, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$250,388	$53,597	$—	$—	$303,985
Total costs and expenses	—	241,750	49,485	—	—	291,235
Operating income	—	8,638	4,112	—	—	12,750
Interest expense	—	11,205	—	—	—	11,205
Equity in net income of subsidiary	1,271	4,367	—	—	(5,638)	—
Income before income taxes	1,271	1,800	4,112	—	(5,638)	1,545
Income tax expense (benefit)	—	529	(255)	—	—	274
Net income	$1,271	$1,271	$4,367	$—	$(5,638)	$1,271

	13 Weeks Ended June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$253,911	$52,325	$—	$—	$306,236
Total costs and expenses	—	247,557	49,328	—	—	296,885
Operating income	—	6,354	2,997	—	—	9,351
Interest expense	—	10,492	—	—	—	10,492
Equity in net income of subsidiary	72	3,643	—	—	(3,715)	—
(Loss) income before income taxes	72	(495)	2,997	—	(3,715)	(1,141)
Income tax benefit	—	(567)	(646)	—	—	(1,213)
Net income	$72	$72	$3,643	$—	$(3,715)	$72

	26 Weeks Ended June 28, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$518,982	$104,537	$—	$—	$623,519
Total costs and expenses	—	495,107	97,895	—	—	593,002
Operating income	—	23,875	6,642	—	—	30,517
Interest expense	—	22,542	—	—	—	22,542
Equity in net income of subsidiary	8,930	7,332	—	—	(16,262)	—
Income before income taxes	8,930	8,665	6,642	—	(16,262)	7,975
Income tax benefit	—	(265)	(690)	—	—	(955)
Net income	$8,930	$8,930	$7,332	$—	$(16,262)	$8,930

	26 Weeks Ended June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$514,478	$100,966	$—	$—	$615,444
Total costs and expenses	—	493,409	96,497	—	—	589,906
Operating income	—	21,069	4,469	—	—	25,538
Interest expense	—	20,957	—	—	—	20,957
Equity in net income of subsidiary	5,047	4,923	—	—	(9,970)	—
Income before income taxes	5,047	5,035	4,469	—	(9,970)	4,581
Income tax benefit	—	(12)	(454)	—	—	(466)
Net income	$5,047	$5,047	$4,923	$—	$(9,970)	$5,047

Condensed Consolidating Balance Sheet

	June 28, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$77,028	$1,920	$—	$—	$78,948
Facilities and equipment, net	—	154,064	52,346	—	—	206,410
Franchise rights, net	—	569,079	42,799	—	—	611,878
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	282,619	78,073	—	—	(360,692)	—
Other assets, net	—	26,433	1,568	—	—	28,001
Total assets	$282,619	$1,195,179	$102,757	$—	$(360,692)	$1,219,863
Liabilities and member’s equity:
Current liabilities	$—	$93,951	$16,571	$—	$—	$110,522
Long-term debt	—	576,503	—	—	—	576,503
Other liabilities and deferred items	—	54,857	9,232	—	—	64,089
Deferred income taxes	—	187,249	(1,119)	—	—	186,130
Member’s equity	282,619	282,619	78,073	—	(360,692)	282,619
Total liabilities and member’s equity	$282,619	$1,195,179	$102,757	$—	$(360,692)	$1,219,863

	December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$58,620	$4,495	$—	$—	$63,115
Facilities and equipment, net	—	155,501	47,967	—	—	203,468
Franchise rights, net	—	577,097	43,421	—	—	620,518
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	273,689	76,784	—	—	(350,473)	—
Other assets, net	—	27,233	1,736	—	—	28,969
Total assets	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696
Liabilities and member’s equity:
Current liabilities	$—	$91,472	$16,724	$—	$—	$108,196
Long-term debt	—	577,011	—	—	—	577,011
Other liabilities and deferred items	—	55,589	6,448	—	—	62,037
Deferred income taxes	—	187,976	1,787	—	—	189,763
Member’s equity	273,689	273,689	76,784	—	(350,473)	273,689
Total liabilities and member’s equity	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696

Condensed Consolidating Statements of Cash Flows

	26 Weeks Ended June 28, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$38,283	$14,060	$—	$—	$52,343
Investing activities:
Capital expenditures	—	(18,948)	(6,445)	—	—	(25,393)
Return of investment in subsidiary	—	6,043	—	—	(6,043)	—
Acquisition of Wendy’s business, net of cash acquired	—	—	(7,963)	—	—	(7,963)
Proceeds from sale-leaseback transactions	—	828	6,327	—	—	7,155
Proceeds from sale or disposition of assets	—	887	60	—	—	947
Net cash flows used in investing activities	—	(11,190)	(8,021)	—	(6,043)	(25,254)
Financing activities:
Net payments on debt	—	(4,326)	—	—	—	(4,326)
Distribution to parent	—	—	(6,043)	—	6,043	—
Net cash flows used in financing activities	—	(4,326)	(6,043)	—	6,043	(4,326)
Net change in cash and cash equivalents	—	22,767	(4)	—	—	22,763
Beginning cash and cash equivalents	—	31,918	799	—	—	32,717
Ending cash and cash equivalents	$—	$54,685	$795	$—	$—	$55,480

	26 Weeks Ended June 30, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$37,079	$11,970	$—	$—	$49,049
Investing activities:
Capital expenditures	—	(20,214)	(6,252)	—	—	(26,466)
Return of investment in subsidiary	—	5,713	—	—	(5,713)	—
Proceeds from sale-leaseback transactions	—	1,408	—	—	—	1,408
Proceeds from sale or disposition of assets	—	499	49	—	—	548
Net cash flows used in investing activities	—	(12,594)	(6,203)	—	(5,713)	(24,510)
Financing activities:
Net payments on debt	—	(3,119)	—	—	—	(3,119)
Distribution to parent	—	—	(5,713)	—	5,713	—
Net cash flows used in financing activities	—	(3,119)	(5,713)	—	5,713	(3,119)
Net change in cash and cash equivalents	—	21,366	54	—	—	21,420
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$32,644	$839	$—	$—	$33,483

Note 11 – Subsequent Event

On July 25, 2016, NPCQB completed the acquisition of 39 Wendy’s restaurants, including four restaurants that were recently constructed, from a subsidiary of The Wendy’s Company (“Wendy’s”) for approximately $36.2 million, plus amounts for working capital. This asset acquisition was funded with cash on hand. The units are located in the Raleigh-Durham, North Carolina metropolitan area. According to information provided to the Company, 35 of the units acquired generated approximately $59.0 million in net product sales during the 52 weeks ended January 3, 2016.

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
Market and Industry Data
In this Form 10-Q, we refer to information regarding the U.S. restaurant industry and the quick service restaurant sector from publicly available market research reports and other publicly available information. Unless otherwise indicated, corporate information regarding PHI in this Form 10-Q has been made publicly available by Yum! and corporate information regarding Wendy's has been made publicly available by Wendy’s. We have not independently verified such data and we make no representations as to the accuracy of such information. None of the reports referred to in this Form 10-Q were prepared for use in, or in connection with, this Form 10-Q.
Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). This Item 2 includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”. These Non-GAAP Financial Measures include Adjusted EBITDA and Covenant EBITDA, which is in accordance with our Senior Secured Credit Facilities credit agreement.
These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP Financial Measures used by other companies. These measures have important limitations as analytical tools and should not be considered in isolation, nor as a substitute for, or superior to, analysis of our results as reported under GAAP. We recommend that investors view these measures in conjunction with the GAAP measures included in this report and we have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts. Also, in the applicable sections of this Item 2, we explain the ways in which management uses these Non-GAAP Financial Measures to evaluate our business and the reasons why management believes that these Non-GAAP Financial Measures provide useful information to investors.
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

•
regulatory factors, including changing laws and regulations related to healthcare coverage, employee matters (including compensation) and menu labeling, which may adversely affect our business and results of operations;

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
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as may be required by applicable law. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (“2015 Form 10-K”) as well as our unaudited interim consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov.
Overview
NPC was founded in 1962, is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2015 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor, and is the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of June 28, 2016 we operated 1,234 Pizza Hut units in 27 states with significant presence in the Midwest, South and Southeast. As of June 28, 2016, our Pizza Hut operations represented approximately 20% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of June 28, 2016, we operated 145 Wendy’s units in 5 states. Effective July 25, 2016 we acquired an additional 39 Wendy’s units primarily located in the Raleigh-Durham, North Carolina area from Wendy’s, bringing our total to 184 units. We desire to expand our Wendy’s operations through the opportunistic acquisitions of restaurants in additional markets and organic growth by developing new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem, Raleigh-Durham and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2016 and 2015 each contain 52 weeks. Each quarterly period in fiscal years 2016 and 2015 has 13 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 26 weeks ended June 28, 2016, pizza sales accounted for approximately 73% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 50% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Our Wendy’s restaurants are generally free-standing and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information at the end of each year-to-date fiscal period:

	26 Weeks Ended
	June 28, 2016	June 30, 2015
Number of restaurants open at the end of the period:
Pizza Hut
Delco	609	602
RR	130	155
RBD	495	505
Total Pizza Hut units	1,234	1,262
Wendy’s units	145	143
Total units	1,379	1,405

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
Our blended average Pizza Hut royalty rate as a percentage of total Pizza Hut sales was 4.9% for both of the 26 week periods ended June 28, 2016 and June 30, 2015. Our blended average Wendy’s royalty rate as a percentage of total Wendy’s sales was 3.8% and 3.9% for the 26 week periods ended June 28, 2016 and June 30, 2015, respectively.
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
Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the second quarter of fiscal 2016, the block cheese price averaged $1.41 per pound, a decrease of $0.23 or approximately 14% versus the average price for the second quarter of fiscal 2015. Additionally, meat prices decreased $0.07 per pound or approximately 4% versus the average price for the second quarter of fiscal 2015.

Based upon current market conditions, for fiscal 2016 we currently expect overall commodity deflation for our Pizza Hut operations of approximately 2% to 3% and deflation of approximately 5% to 6% for our Wendy’s operations as compared to fiscal 2015.

Labor Cost
The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our Pizza Hut delivery sales mix increases due to changes in occasion mix or the acquisition or relocation of units, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation and local minimum wage rate initiatives given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $0.6 million in fiscal 2016. However, there are currently a number of federal, state and local initiatives and proposals to further increase minimum wage rates, which could be material to our operations.
On May 18, 2016, the Department of Labor (“DOL”) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (“FLSA”). The new rule increases the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations become effective December 1, 2016. The DOL will automatically update the standard salary and compensation levels every three years going forward. The DOL has set the total annual compensation for exempt highly compensated employees at $134,004, up from $100,000. Employers will be able to count non-discretionary bonuses, incentive payments, and commissions towards as much as 10 percent of the salary threshold beginning December 1, 2016. In order to count, these payments must be made on a quarterly or more frequent basis. We are evaluating the effects on our business of this final ruling. Based upon our current evaluation, without taking mitigating steps we currently expect that the FLSA overtime exemption requirements will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited interim consolidated financial statements may be material. Our critical accounting policies are available under Item 7 of our 2015 Form 10-K filed on March 9, 2016. There have been no significant changes with respect to these policies during the 26 weeks ended June 28, 2016.
As referenced in Item 7 of our 2015 Form 10-K, we perform our annual assessment of goodwill, which is not subject to amortization, for impairment during the second quarter. We performed qualitative assessments for our Pizza Hut and Wendy’s reporting units and concluded that it was more-likely-than-not that the fair value of these reporting units were greater than their carrying value.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 26-week periods ended June 28, 2016 and June 30, 2015:

	13 Weeks Ended		26 Weeks Ended
Consolidated	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Net product sales, (in thousands)	$290,109	$292,951	$595,251	$588,522
Fees and other income, (in thousands)	$13,876	$13,285	$28,268	$26,922
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.5%	28.9%	28.6%	28.9%
Direct labor	29.4%	30.2%	29.6%	30.1%
Other restaurant operating expenses	33.5%	33.2%	33.0%	32.8%

Pizza Hut
Comparable store sales(1)	(0.6)%	0.0%	1.8%	(1.6)%
Net product sales, (in thousands)	$236,512	$240,626	$490,714	$487,556
Fees and other income, (in thousands)	$13,876	$13,285	$28,268	$26,922
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.0%	28.2%	28.1%	28.3%
Direct labor	30.1%	30.9%	30.2%	30.6%
Other restaurant operating expenses	34.5%	34.1%	33.8%	33.4%

Wendy’s
Comparable store sales(1)	(0.3)%	(0.5)%	1.0%	0.0%
Net product sales, (in thousands)	$53,597	$52,325	$104,537	$100,966
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	30.8%	31.8%	31.1%	31.9%
Direct labor	26.5%	26.6%	27.0%	27.7%
Other restaurant operating expenses	28.7%	28.9%	29.4%	29.5%

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Stated as a percentage of net product sales.

	13 Weeks Ended		26 Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Pizza Hut Sales by occasion:
Delivery	42%	42%	43%	42%
Carryout	46%	45%	46%	45%
Dine-in	12%	13%	11%	13%

Wendy’s sales by occasion:
Pick-up window	69%	69%	69%	69%
Counter service	31%	31%	31%	31%

Activity with respect to unit count is set forth in the table below:

	26 Weeks Ended
	June 28, 2016			June 30, 2015
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,395	144	1,251	1,420	143	1,277
Acquired	3	3	—	—	—	—
Developed(1)	11	—	11	7	—	7
Closed(1)	(30)	(2)	(28)	(20)	—	(20)
Sold	—	—	—	(2)	—	(2)
End of period	1,379	145	1,234	1,405	143	1,262
Equivalent units(2)	1,386	145	1,241	1,409	143	1,266

(1)
Relocated Pizza Hut units are included in both the developed and closed totals above. The 26 week periods ended June 28, 2016 and June 30, 2015 include ten relocated units and five relocated units, respectively. The closed units for the 26 weeks ended June 28, 2016 and June 30, 2015 also include one unit and two units, respectively, which were in the process of relocating and will re-open upon completion.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended June 28, 2016 Compared to the 13 Weeks Ended June 30, 2015

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the second quarter of fiscal 2016 compared to the same period of the prior year were $236.5 million and $240.6 million, respectively, a decrease of $4.1 million or 1.7%, resulting largely from a comparable store sales decrease of 0.6% and a 2.0% decrease in equivalent units.
Fees and Other Income. Fees and other income for the second quarter of fiscal 2016, as compared to the same period of the prior year, were $13.9 million and $13.3 million, respectively, an increase of $0.6 million or 4.4%, largely due to increased customer delivery fees.
Cost of Sales. Pizza Hut cost of sales for the second quarter of fiscal 2016, as compared to the same period of the prior year, was $66.3 million and $68.0 million, respectively, a decrease of $1.7 million or 2.5%. Cost of sales decreased 0.2% as a percentage of net product sales, to 28.0%, compared to 28.2% in the prior year largely due to lower ingredient costs, primarily dough and cheese.
Direct Labor. Pizza Hut direct labor costs for the second quarter of fiscal 2016, as compared to the same period of the prior year were $71.1 million and $74.5 million, respectively, a decrease of $3.4 million, or 4.5%. Direct labor costs were 30.1% of net product sales for the second quarter of fiscal 2016, a 0.8% decrease from the same period of the prior year. This decrease was primarily due to improved labor efficiencies which were partially offset by sales de-leveraging on fixed labor costs.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the second quarter of fiscal 2016 were $81.7 million compared to $82.1 million for the same quarter of the prior year, a decrease of $0.4 million, or 0.5%. OROE were 34.5% of net product sales for the second quarter of fiscal 2016 compared to 34.1% of net product sales for the prior year, an increase of 0.4%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended June 30, 2015	34.1%
Restaurant manager bonuses	0.2
Depreciation and amortization	0.2
Utilities expense	(0.2)
Other	0.2
OROE as a percentage of net product sales for the 13 weeks ended June 28, 2016	34.5%
Depreciation and amortization included in OROE for our Pizza Hut operations was $9.4 million or 4.0% of net product sales for the second quarter of fiscal 2016 compared to $9.1 million or 3.8% of net product sales for the same period of the prior year.
Our Wendy’s Operations

Net Product Sales. Wendy’s net product sales for the second quarter of fiscal 2016 compared to the same period of fiscal 2015 were $53.6 million and $52.3 million, respectively, an increase of $1.3 million or 2.4% primarily due to a 1.2% increase in equivalent units partially offset by a decrease in comparable store sales of 0.3%.
Cost of Sales. Wendy’s cost of sales for the second quarter of fiscal 2016 as compared to the same period of the prior year, was $16.5 million and $16.6 million, respectively, a decrease of $0.1 million or 0.8%. Cost of sales decreased 1.0% as a percentage of net product sales, to 30.8%, compared to 31.8% in the prior year largely due to favorable commodity costs, primarily beef.
Direct Labor. Wendy’s direct labor costs for the second quarter of fiscal 2016, as compared to the same period of the prior year, were $14.2 million and $13.9 million, respectively, an increase of $0.3 million or 2.2%. Direct labor costs were 26.5% of net product sales for the second quarter of fiscal 2016, a 0.1% decrease compared to the prior year largely due to improved labor efficiencies.
Other Restaurant Operating Expenses. Wendy’s OROE for the second quarter of fiscal 2016 were $15.4 million compared to $15.1 million for the same period of the prior year, an increase of $0.3 million or 1.8%. OROE was 28.7% of net product sales for the second quarter of fiscal 2016, a decrease of 0.2% compared to the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended June 30, 2015	28.9%
Depreciation and amortization	0.5
Kids meal prizes	(0.2)
Advertising	(0.1)
Royalties	(0.1)
Training	(0.1)
Other	(0.2)
OROE as a percentage of net product sales for the 13 weeks ended June 28, 2016	28.7%
Depreciation and amortization included in OROE for our Wendy’s operations was $2.6 million or 4.8% of net product sales for the second quarter of fiscal 2016 compared to $2.3 million or 4.3% of net product sales for the same period of the prior year.
Consolidated
General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 2016 were $18.7 million compared to $17.4 million for the same period of the prior year, an increase of $1.3 million or 7.2%. This increase was largely due to higher incentive compensation as a result of improved financial performance, higher field personnel and support costs and higher credit card processing fees.
Corporate Depreciation and Amortization. Corporate depreciation and amortization expense was $5.3 million for both the second quarter of fiscal 2016 and fiscal 2015.
Net Facility Impairment and Closure Costs. During the second quarter of fiscal 2016 we recorded $2.3 million of expense consisting of asset impairment charges of $1.2 million for underperforming units ($0.8 million for our Pizza Hut operations and $0.4 million for our Wendy’s operations) and approximately $1.1 million for Pizza Hut closure charges. We recorded $3.7 million of expense during the same period of the prior year which consisted of asset impairment charges of $3.5 million for underperforming units ($3.1 million for our Pizza Hut operations and $0.4 million for our Wendy’s operations) and $0.2 million for closure charges.
Interest Expense. Interest expense was $11.2 million for the second quarter of fiscal 2016 compared to $10.5 million for the same period of the prior year. Our cash borrowing rate increased 0.5% to 6.9% for the second quarter of fiscal 2016 as compared to the prior year, as a result of the amendment completed to the credit agreement for the term loan in the fourth quarter of fiscal 2015. Our average outstanding debt balance (excluding unamortized debt issuance costs) decreased $6.4 million to $587.0 million for the second quarter of fiscal 2016 as compared to the same period of the prior year. Interest expense included $1.0 million for amortization of deferred debt issuance costs in both the second quarter of fiscal 2016 and fiscal 2015.
Income Taxes. For the second quarter of fiscal 2016, we recorded income tax expense of $0.3 million compared to an income tax benefit of $1.2 million for the same period of the prior year. The tax expense and tax benefit for both periods was primarily due to general business tax credits in relation to projected taxable income.
Net Income. Net income for the second quarter of fiscal 2016 was $1.3 million compared to $0.1 million for the same period of the prior year, a $1.2 million increase. The increase in net income is attributable to improved profitability from our Wendy’s and Pizza Hut operations largely due to decreases in ingredient costs, lower Pizza Hut direct labor expense and lower facility impairment and closure costs. These more than offset the impact of increased incentive compensation expenses and higher income taxes as compared to the prior year.

26 Weeks Ended June 28, 2016 Compared to the 26 Weeks Ended June 30, 2015

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 26 weeks ended June 28, 2016 compared to the same period of the prior year were $490.7 million and $487.6 million, respectively, an increase of $3.2 million or 0.6%, resulting largely from increased comparable store sales of 1.8% for the first half of fiscal 2016 which more than offset a 2.0% decrease in equivalent units.
Fees and Other Income. Fees and other income for the 26 weeks ended June 28, 2016, as compared to the same period of the prior year, were $28.3 million and $26.9 million, respectively, an increase of $1.4 million or 5.0%. The increase was due to an increase in customer delivery charge income resulting from increased customer delivery fees and delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the 26 weeks ended June 28, 2016, as compared to the same period of the prior year, was $137.7 million and $138.1 million, respectively, a decrease of $0.4 million or 0.3%. Cost of sales decreased 0.2% as a percentage of net product sales, to 28.1%, compared to 28.3% in the prior year. This decrease was largely due to lower ingredient costs, primarily dough and meat.
Direct Labor. Pizza Hut direct labor costs for the 26 weeks ended June 28, 2016, as compared to the same period of the prior year, were $148.1 million and $149.0 million, respectively, a decrease of $0.9 million, or 0.6%. Direct labor costs were 30.2% of net product sales for the 26 weeks ended June 28, 2016, a 0.4% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily a result of improved labor efficiencies.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the 26 weeks ended June 28, 2016 were $165.6 million compared to $163.1 million for the same period of the prior year, an increase of $2.5 million, or 1.6%. OROE were 33.8% of net product sales for the 26 weeks ended June 28, 2016 compared to 33.4% of net product sales for the prior year, an increase of 0.4%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 26 weeks ended June 30, 2015	33.4%
Depreciation and amortization	0.3
Restaurant manager bonuses	0.2
Utilities expense	(0.2)
Other	0.1
OROE as a percentage of net product sales for the 26 weeks ended June 28, 2016	33.8%
Depreciation and amortization included in OROE for our Pizza Hut operations was $18.7 million or 3.8% of net product sales for the 26 weeks ended June 28, 2016 compared to $17.2 million or 3.5% of net product sales for the same period of the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 26 weeks ended June 28, 2016 compared to the same period of the prior year were $104.5 million and $101.0 million, respectively, an increase of $3.5 million or 3.5%, primarily due to a 1.7% increase in equivalent units and a 1.0% increase in comparable store sales.
Cost of Sales. Wendy’s cost of sales for the 26 weeks ended June 28, 2016 as compared to the same period of the prior year, was $32.5 million and $32.2 million, respectively, an increase of $0.3 million. Cost of sales decreased 0.8% as a percentage of net product sales, to 31.1%, compared to 31.9% in the prior year largely due to favorable commodity costs, primarily beef.
Direct Labor. Wendy’s direct labor costs for the 26 weeks ended June 28, 2016 as compared to the same period of the prior year, were $28.2 million and $28.0 million, respectively, an increase of $0.2 million or 0.7%. Direct labor costs were 27.0% of net product sales for the 26 weeks ended June 28, 2016, a 0.7% decrease compared to the prior year largely due to improved labor efficiencies.

Other Restaurant Operating Expenses. Wendy’s OROE for the 26 weeks ended June 28, 2016 were $30.8 million compared to $29.8 million for the prior year, an increase of $1.0 million or 3.3%. OROE decreased 0.1% as a percentage of net product sales, to 29.4% of net product sales for the 26 weeks ended June 28, 2016, compared to 29.5% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 26 weeks ended June 30, 2015	29.5%
Depreciation and amortization	0.7
Occupancy costs	(0.3)
Kids meal prizes	(0.2)
Royalties	(0.1)
Other	(0.2)
OROE as a percentage of net product sales for the 26 weeks ended June 28, 2016	29.4%
Depreciation and amortization included in OROE for our Wendy’s operations was $5.1 million or 4.8% of net product sales for the 26 weeks ended June 28, 2016 compared to $4.2 million or 4.2% of net product sales for the same period of the prior year.
Consolidated
General and Administrative Expenses. General and administrative expenses for the 26 weeks ended June 28, 2016 were $37.1 million compared to $34.1 million for the same period of the prior year, an increase of $3.0 million or 8.8%. This increase was largely due to higher incentive compensation as a result of improved financial performance, higher field personnel and support costs and higher credit card processing fees.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 26 weeks ended June 28, 2016 was $10.6 million compared to $10.5 million for the same period of the prior year, an increase of $0.1 million.

Net Facility Impairment and Closure Costs. During the 26 weeks ended June 28, 2016 we recorded $2.6 million of expense compared to $4.7 million of expense for the same period of the prior year. The 26 weeks ended June 28, 2016 included Pizza Hut closure charges of approximately $1.4 million and asset impairment charges of $1.2 million for underperforming units ($0.8 million for our Pizza Hut operations and $0.4 million for our Wendy’s operations). The 26 weeks ended June 30, 2015 included asset impairment charges of $4.2 million for underperforming units ($3.7 million for our Pizza Hut operations and $0.4 million for our Wendy’s operations) and $0.5 million for closure charges.

Interest Expense. Interest expense was $22.5 million for the 26 weeks ended June 28, 2016 compared to $21.0 million for the same period of the prior year, an increase of $1.5 million. Our cash borrowing rate increased 0.5% to 6.8% for the 26 weeks ended June 28, 2016 as compared to the prior year as a result of the amendment completed to the credit agreement for the term loan in the fourth quarter of fiscal 2015. Our average outstanding debt balance (excluding unamortized debt issuance costs) decreased $8.8 million to $588.6 million for the 26 weeks ended June 28, 2016 as compared to the prior year. Interest expense included $2.2 million and $2.0 million for amortization of deferred debt issuance costs for the first half of fiscal 2016 and fiscal 2015, respectively.
Income Taxes. For the 26 weeks ended June 28, 2016, we recorded an income tax benefit of $1.0 million compared to an income tax benefit of $0.5 million for the same period of the prior year. The tax benefit for both periods was primarily due to higher general business tax credits in relation to projected taxable income.
Net Income. Net income for the 26 weeks ended June 28, 2016 was $8.9 million compared to $5.0 million for the same period of the prior year, an increase of $3.9 million. The increase in net income is attributable to improved profitability from our Wendy’s and Pizza Hut operations largely due to positive comparable store sales, improved labor efficiencies for our Pizza Hut operations, decreases in ingredient costs and lower facility impairment and closure costs which more than offset the impact of increased incentive compensation and field expenses as compared to the same period of the prior year.

Liquidity and Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, asset refurbishment and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility (“Revolving Facility”). Future acquisitions, depending on the size, or new capital expenditure requirements may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our Senior Secured Credit Facilities described below as well as other sources of debt or additional equity capital. Under our franchise agreements with PHI and Wendy’s, our franchisors have the right to institute asset standards which may be material to our business and could require significant capital outlay.

Our working capital position was a deficit of $31.6 million at June 28, 2016. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At June 28, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 26 weeks ended June 28, 2016 was $52.3 million compared to $49.0 million for the same period of the prior year or a $3.3 million increase. This increase was primarily due to (i) a $3.9 million increase in our net income, (ii) a $1.4 million positive change in our non-cash items, primarily depreciation and amortization expense and (iii) a $2.0 million negative net change in our assets and liabilities, including changes in accounts receivable and accounts payable.

Cash flows from investing activities

Cash flows used in investing activities were $25.3 million for the 26 weeks ended June 28, 2016 comprised of $25.4 million for capital expenditures and $8.0 million for the acquisition of three Wendy’s units which was partially offset by $7.2 million of proceeds from sale-leaseback transactions and $0.9 million of proceeds from the disposition of assets. The Wendy’s acquisition included three fee-owned properties. During the second quarter of fiscal 2016, we sold one of these properties for $1.4 million and leased it back and we plan to sell and lease back the remaining two fee-owned properties.

Cash flows used in investing activities were $24.5 million for the 26 weeks ended June 30, 2015 due to $26.5 million of investments in capital expenditures partially offset by $1.4 million of proceeds from sale-leaseback transactions and approximately $0.6 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $60.0 million to $66.0 million in fiscal 2016, consisting of approximately $47.0 million in our Pizza Hut operations and approximately $16.0 million in our Wendy’s operations.

Cash flows from financing activities
Net financing outflows were $4.3 million for the 26 weeks ended June 28, 2016 and $3.1 million for the 26 weeks ended June 30, 2015 due to principal payments on the term loan.
Based upon the amount of excess cash flow generated during the fiscal year and our leverage at fiscal year end, each of which is defined in the credit agreement governing the term loan, we may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We made a mandatory prepayment of $3.3 million on March 31, 2016 based on our fiscal 2015 results. We currently anticipate that we will not be required to make a mandatory prepayment in fiscal 2017. However, because this is a preliminary estimate, it is possible that an excess cash flow mandatory prepayment could ultimately be required.

Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure. We define Adjusted EBITDA as consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment and closure costs, pre-opening expenses and certain other items of a non-operational nature. Adjusted EBITDA may not be similar to EBITDA measures of other companies. We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe the elimination of interest expense, depreciation and amortization, as well as income taxes and certain other items of a non-operational nature as noted in the table below, give investors and management useful information to compare the performance of our core operations over different periods.
The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	13 Weeks Ended		26 Weeks Ended		Four Most Recent Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015	June 28, 2016
Net income (GAAP)	$1,271	$72	$8,930	$5,047	$10,595
Adjustments:
Interest expense	11,205	10,492	22,542	20,957	43,369
Income tax expense (benefit)	274	(1,213)	(955)	(466)	(6,257)
Depreciation and amortization	16,929	16,146	33,753	31,079	66,842
Net facility impairment and closure costs	2,253	3,730	2,574	4,677	5,366
Pre-opening expenses and other	190	269	302	478	791
Adjusted EBITDA (Non-GAAP)	$32,122	$29,496	$67,146	$61,772	$120,706

Senior Secured Credit Facility Covenant Compliance

Amendment No. 5 to the Credit Agreement for our Senior Secured Credit Facilities (the "Credit Agreement") defines “Leverage Ratio” as the ratio of Consolidated Debt for Borrowed Money to Consolidated EBITDA, as defined below, (for the most recent four fiscal quarters). “Consolidated Interest Coverage Ratio” is defined as the ratio of (x) Consolidated EBITDA plus Rent Expense to (y) Consolidated Interest Expense plus Rent Expense. All of the foregoing capitalized terms are defined in the Credit Agreement, which was filed by the Company with the SEC on March 9, 2016 as Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended December 29, 2015. The calculation of Consolidated Debt for Borrowed Money includes a reduction for cash on hand in excess of $3.0 million, with such reduction not to exceed $50.0 million. “Consolidated EBITDA” is defined as Adjusted EBITDA (as defined above) further adjusted to exclude non-cash items, extraordinary, unusual or non-recurring items, Sponsor advisory fees and other adjustment items permitted in calculating Consolidated EBITDA under the Credit Agreement, including the pro forma effect of acquisitions and divestitures on a full year basis among other pro forma adjustments (“Covenant EBITDA”). We believe that the inclusion of supplementary adjustments to Adjusted EBITDA applied in presenting Covenant EBITDA is appropriate to provide additional information to investors regarding our compliance with the financial covenants in the Credit Agreement, which could affect our liquidity. Management considers Covenant EBITDA in evaluating our business operations and financial results and their potential effects on covenant compliance and future liquidity.

The following table reconciles our Adjusted EBITDA to Covenant EBITDA for the four most recent fiscal quarters ended June 28, 2016 (in thousands):

Four Most Recent Fiscal Quarters Ended
June 28, 2016
Adjusted EBITDA (Non-GAAP)	$120,706
Adjustments:
Pro forma cost savings(1)	2,753
Sponsor fee(2)	1,007
Non-recurring charges(3)	651
Other(4)	1,039
Covenant EBITDA (Non-GAAP)	$126,156

(1)
Reflects prospective savings calculated in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated during the four most recent quarters ended June 28, 2016.

(2)	Reflects the exclusion of the management fees and expenses incurred by the Company under the Olympus Advisory Agreement.

(3)	Reflects non-recurring charges, severance and integration costs, costs related to closure/consolidation of Restaurants and other facilities, and Pizza Hut development incentives.

(4)
Reflects pro forma adjustments related to “Acquired EBITDA”, sale-leaseback rent obligations, losses from discontinued operations, and gains or losses recorded in the ordinary course of business. Pro forma Acquired EBITDA includes adjustments to seller annual EBITDA for tangible operational changes achievable within one year of the acquisition as well as other operational or contractual differences post acquisition including royalties, rent obligations, and field and administrative support costs among others for periods prior to the acquisition date.

As of June 28, 2016, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities as defined above. Our ratios under the foregoing financial covenants in our Credit Agreement as of June 28, 2016 were as follows:

			Covenant requirement
	Actual		2016	2017	2018
Maximum leverage ratio	4.35x	Not more than	6.00x	5.75x	5.25x
Minimum consolidated interest coverage ratio	1.82x	Not less than	1.40x	1.40x	1.40x

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under our Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At June 28, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $75.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our Credit Agreement. Any additional debt incurred, beyond the parameters established in our Credit Agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. A further discussion of the terms of the Credit Agreement is set forth under "Liquidity and Capital Resources" in Item 7 of our 2015 Form 10-K.

Letters of Credit
As of June 28, 2016, we had letters of credit of $29.6 million issued under our existing credit facility largely in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of June 28, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of June 28, 2016, we had $396.9 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of June 28, 2016 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $3.0 million for the 26 weeks ended June 28, 2016 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $2.8 million for the 26 weeks ended June 28, 2016.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15e and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation which is incidental to its business. In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.

Except as otherwise described herein, there have been no material changes in our risk factors from those disclosed in our 2015 Form 10-K.

Potential increases in our costs as a result of a rule change adopted by the Department of Labor could adversely affect our business, results of operations and financial condition.

On May 18, 2016, the Department of Labor (DOL) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (FLSA). The new rule increases the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations become effective December 1, 2016. The DOL will automatically update the standard salary and compensation levels every three years going forward. The DOL has set the total annual compensation for exempt highly compensated employees at $134,004, up from $100,000. Employers will be able to count non-discretionary bonuses, incentive payments, and commissions towards as much as 10 percent of the salary threshold beginning December 1, 2016. In order to count, these payments must be made on a quarterly or more frequent basis. We are evaluating the effects on our business of this final ruling. Based upon our current evaluation, without taking mitigating steps we currently expect that the FLSA overtime exemption requirements will likely increase our future costs and could have a material adverse effect on our business, results of operations and financial condition, but we are currently unable to quantify the amount of the impact with any degree of certainty.

Item 6.	Exhibits
Pursuant to the rules and regulations of the SEC, we have filed, furnished or incorporated herein by reference the documents referenced below as exhibits to this Form 10-Q. The documents include certain agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.
The exhibits that are required to be filed, furnished or incorporated by reference herein are listed in the Exhibit Index below (following the signatures page of this report).
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 2016.

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

10.06
Amendment to Franchise Agreement dated as of December 25, 2007, by and between Pizza Hut, Inc. and NPC International, Inc. (incorporated herein by reference to Exhibit 10.16 to NPC’s Annual Report on Form 10-K (File No. 333-138338) filed March 14, 2008).

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
10.20
Amendment No. 2 to Credit Agreement, dated as of May 16, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.20 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

10.21
Amendment No. 3 to Credit Agreement, dated as of November 21, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.21 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

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

10.25
Amendment No. 4 to Credit Agreement, dated as of December 16, 2013, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.26 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 7, 2014).

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

10.35***	Pizza Hut, Inc. Amended Franchise Agreement dated as of April 12, 2016.
14.1
NPC Restaurant Holdings, LLC Code of Business Conduct and Ethics, dated August 22, 2014 (incorporated herein by reference to Exhibit 14.1 to Holdings’ Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on August 25, 2014)

21.01	Subsidiaries of NPC Restaurant Holdings, LLC (incorporated herein by reference to Exhibit 21.01 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 27, 2015).
31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 26 week periods ended June 28, 2016, filed on August 12, 2016, formatted in XBRL: (i) the Consolidated Statements of Income (unaudited) for the 13 and 26 week periods ended June 28, 2016 and June 30, 2015, (ii) the Consolidated Balance Sheets (unaudited) at June 28, 2016 and December 29, 2015, (iii) the Consolidated Statement of Member’s Equity (unaudited) for the 26 weeks ended June 28, 2016, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 26 weeks ended June 28, 2016 and June 30, 2015, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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