Form 10-Q
period 2016-09-27
NPC Restaurant Holdings, LLC
filed 2016-11-09
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no market for the Registrant’s equity. As of November 9, 2016, there were 1,000 units of membership interests outstanding.

PART I
PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 27, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$16,053	$32,717
Accounts and other receivables	5,430	7,278
Inventories	10,156	10,067
Prepaid expenses and other current assets	5,483	7,133
Assets held for sale	2,615	2,904
Income taxes receivable	1,773	3,016
Total current assets	41,510	63,115
Facilities and equipment, less accumulated depreciation of $192,086 and $163,993, respectively	230,599	203,468
Franchise rights, less accumulated amortization of $83,073 and $68,307, respectively	623,192	620,518
Goodwill	296,126	294,626
Other assets, net	29,197	28,969
Total assets	$1,220,624	$1,210,696
Liabilities and member’s equity
Current liabilities:
Accounts payable	$36,300	$34,926
Accrued liabilities	56,737	44,847
Accrued interest	7,134	11,436
Current portion of insurance reserves	13,215	12,829
Current portion of debt	2,950	4,158
Total current liabilities	116,336	108,196
Long-term debt	576,249	577,011
Other deferred items	42,060	40,834
Insurance reserves	22,118	21,203
Deferred income taxes	183,296	189,763
Total long-term liabilities	823,723	828,811
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of September 27, 2016 and December 29, 2015)	—	—
Member’s capital	280,565	273,689
Total member’s equity	280,565	273,689
Total liabilities and member’s equity	$1,220,624	$1,210,696
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Sales:
Net product sales	$291,250	$288,025	$886,501	$876,547
Fees and other income	13,830	12,627	42,098	39,549
Total sales	305,080	300,652	928,599	916,096
Costs and expenses:
Cost of sales	85,512	85,541	255,748	255,871
Direct labor	87,218	87,127	263,481	264,135
Other restaurant operating expenses	101,242	99,275	297,657	292,150
General and administrative expenses	19,387	17,773	56,501	51,887
Corporate depreciation and amortization of intangibles	5,634	5,316	16,223	15,825
Net facility impairment and closure costs	1,392	1,050	3,966	5,727
Other	151	(153)	(38)	240
Total costs and expenses	300,536	295,929	893,538	885,835
Operating income	4,544	4,723	35,061	30,261
Interest expense	11,174	10,240	33,716	31,197
(Loss) income before income taxes	(6,630)	(5,517)	1,345	(936)
Income tax benefit	(2,137)	(3,401)	(3,092)	(3,867)
Net (loss) income	$(4,493)	$(2,116)	$4,437	$2,931

See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(Unaudited)
(in thousands)

Member’s equity
Balance at December 29, 2015	$273,689
Net income	4,437
Adjustment to Parent	2,439
Balance at September 27, 2016	$280,565
See accompanying notes to the unaudited consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	39 weeks ended
	September 27, 2016	September 29, 2015
Operating activities
Net income	$4,437	$2,931
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,908	47,151
Amortization of debt issuance costs	3,222	2,893
Deferred income taxes	(4,717)	(5,491)
Net facility impairment and closure costs	3,966	5,727
Other	(342)	335
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	1,956	4,379
Inventories	284	512
Prepaid expenses and other current assets	2,213	2,388
Accounts payable	1,374	(237)
Income taxes	1,243	(798)
Accrued interest	(4,302)	(6,663)
Accrued liabilities	9,735	6,649
Insurance reserves	1,301	3,622
Other deferred items	(2,618)	20
Other assets	(309)	(148)
Net cash provided by operating activities	69,351	63,270
Investing activities
Capital expenditures	(45,313)	(41,997)
Acquisitions of Wendy’s business, net of cash acquired	(44,783)	—
Proceeds from sale-leaseback transactions	7,155	1,408
Proceeds from sale or disposition of assets	1,252	521
Net cash used in investing activities	(81,689)	(40,068)
Financing activities
Borrowings under revolving credit facility	15,900	59,000
Payments under revolving credit facility	(15,900)	(59,000)
Payments on term bank facilities	(4,326)	(3,119)
Net cash used in financing activities	(4,326)	(3,119)
Net change in cash and cash equivalents	(16,664)	20,083
Beginning cash and cash equivalents	32,717	12,063
Ending cash and cash equivalents	$16,053	$32,146

Supplemental disclosures of cash flow information:
Net cash paid for interest	$34,783	$34,848
Net cash paid for income taxes	$781	$2,808
Non-cash investing activities:
Accrued capital expenditures	$5,525	$4,138

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. The update will be applied on a retrospective basis. The Company is currently evaluating the effect of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements.
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

Note 2 – Business Combination
In January 2016, NPCQB acquired three Wendy’s restaurants, including fee-owned properties, from a Wendy’s franchisee for approximately $8.0 million. During the second quarter of fiscal 2016, the Company sold one of the fee-owned properties for $1.4 million and leased it back and plans to sell and lease back the remaining two fee-owned properties.
On July 25, 2016, NPCQB completed the acquisition of 39 Wendy’s restaurants, including four restaurants that were recently constructed, from a subsidiary of The Wendy’s Company (“Wendy’s”) for approximately $36.8 million, plus amounts for working capital. The units are located in the Raleigh-Durham, North Carolina metropolitan area.
The asset acquisitions were funded with cash on hand. The acquisitions were accounted for using the purchase method of accounting. As a result of these acquisitions, purchase accounting adjustments were made to the underlying assets based upon the valuations. These estimates of fair value are preliminary, and are therefore subject to further refinement. The total purchase price, net of cash acquired, was allocated as follows (in thousands):

Facilities and equipment	$24,431
Franchise rights	17,385
Goodwill	1,500
Other	1,467
Total purchase price	$44,783

All of the goodwill recognized will be deductible for income tax purposes. The weighted average amortization period assigned to the acquired franchise rights was approximately 19 years.
The pro forma impact of these Wendy’s asset acquisitions on the results of operations is included in the table below for periods prior to the acquisition dates in which the acquisitions were not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	unaudited, (in thousands)
	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Total sales	$309,605	$316,552	$965,540	$963,795
Net (loss) income	(4,234)	(1,982)	5,321	3,333
The Consolidated Statements of Operations for the 39 weeks ended September 27, 2016 included total sales of $14.6 million related to the Wendy’s units acquired during 2016. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis.

Note 3 – Goodwill and Other Intangible Assets
Changes in goodwill for the 39 weeks ended September 27, 2016 are summarized below (in thousands):

Balance at December 29, 2015	$294,626
Acquisitions of Wendy’s business	1,500
Balance at September 27, 2016	$296,126

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
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. Intangible assets subject to amortization are summarized below (in thousands):

	September 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$706,265	$(83,073)	$623,192
Favorable leasehold interests	13,172	(4,558)	8,614
Unfavorable leasehold interests	(16,873)	9,397	(7,476)
	$702,564	$(78,234)	$624,330

	December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,825	$(68,307)	$620,518
Favorable leasehold interests	13,850	(4,354)	9,496
Unfavorable leasehold interests	(17,105)	8,139	(8,966)
	$685,570	$(64,522)	$621,048
Amortization expense on intangible assets was $4.7 million and $4.5 million for the 13-week periods ended September 27, 2016 and September 29, 2015, respectively and $13.7 million and $13.5 million for the 39-week periods ended September 27, 2016 and September 29, 2015, respectively.
Note 4 – Debt
The Company’s debt consisted of the following (in thousands):

	September 27, 2016	December 29, 2015
Term Loan	$396,937	$401,263
Unamortized debt issuance costs	(5,686)	(7,581)
Term Loan notes less unamortized debt issuance costs	391,251	393,682

Senior Notes	190,000	190,000
Unamortized debt issuance costs	(2,052)	(2,513)
Senior Notes less unamortized debt issuance costs	187,948	187,487
Revolving Facility ($110 million) (1)	—	—
	579,199	581,169
Less current portion	2,950	4,158
	$576,249	$577,011

(1)
At September 27, 2016, the Company had $80.4 million of borrowing capacity available under its revolving credit facility (“Revolving Facility”), net of $29.6 million of outstanding letters of credit. At December 29, 2015, the Company had $80.9 million of borrowing capacity available under its Revolving Facility, net of $29.1 million of outstanding letters of credit.

The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At September 27, 2016, the Company was in compliance with all of its financial covenants.

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
The following tables summarize the carrying amounts and fair values of certain assets at September 27, 2016 and December 29, 2015, (in thousands):

	September 27, 2016

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,846	$10,846	$—	$—
Fixed income(1)	5,274	—	5,274	—
Money market fund(2)	12,689	—	12,689	—

	December 29, 2015

	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,385	$10,385	$—	$—
Fixed income(1)	3,748	—	3,748	—
Money market fund(2)	29,584	—	29,584	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as Level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At September 27, 2016 and December 29, 2015, $0.6 million and $1.5 million, respectively, of the balances in the money market fund related to the Deferred Compensation and POWR Plans and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	September 27, 2016	December 29, 2015
Term Loan	$392,243	$389,670
Senior Notes	196,270	195,087
Revolving Facility	—	—
	$588,513	$584,757
Carrying value	$579,199	$581,169
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
The table below summarizes restaurant-level impairment (Level 3) for the periods presented (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Total asset impairments and closures	$1,392	$1,050	$3,966	$5,727
The remaining net book value of the above assets measured on a non-recurring basis at fair value as of September 27, 2016, subsequent to the impairments, was $0.8 million.

Note 6 – Income Taxes
For the 39 weeks ended September 27, 2016, the Company recorded an income tax benefit of $3.1 million compared to an income tax benefit of $3.9 million for the same period of the prior year. These tax benefits for both periods were primarily due to general business tax credits in relation to projected taxable income.
The Company files a consolidated US federal tax return with its parent company, NPC Holdings. The Company allocates taxes between it and the Parent utilizing the separate return method.
During the third quarter of fiscal 2016, NPC released a tax reserve of $2.4 million that was established during the Transactions. As this reserve was established related to an exposure for costs originally incurred by NPC Holdings and charged to equity, the release of this reserve was treated as an adjustment to equity. The liability for uncertain tax positions was $0.1 million and $2.6 million at September 27, 2016 and December 29, 2015, respectively.
Note 7 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 27, 2016	December 29, 2015
Payroll and vacation	$22,316	$19,279
Accrued real estate and property taxes	5,879	5,243
Accrued capital expenditures	5,525	3,350
Sales tax payable	5,271	5,648
Other	17,746	11,327
	$56,737	$44,847

Note 8 – Commitments and Contingencies

On April 12, 2016, the Company entered into an Amended Franchise Agreement with Pizza Hut, Inc. which sets forth the terms of the Asset Partner Plan which governs the future asset upgrade requirements of the Company including remodel scope and timing of such actions, and supersedes the previous agreements relating to such upgrade requirements. The terms of the Asset Partner Plan included in the Amendment to Franchise Agreement are similar in scope to the description of the proposed plan included in Note 10, Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

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

Note 10 – Condensed Consolidating Financial Statements
NPC’s obligations under the 10 1/2% Senior Notes due 2020 and its senior secured credit facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets or operations as of September 27, 2016 and has not had any revenues, expenses or cash flows during its existence. The Holdings and subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of September 27, 2016 and December 29, 2015, and for each of the 13-week and 39-week periods ended September 27, 2016 and September 29, 2015, respectively (in thousands):
Condensed Consolidating Statements of Operations

	13 Weeks Ended September 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$241,258	$63,822	$—	$—	$305,080
Total costs and expenses	—	240,366	60,170	—	—	300,536
Operating income	—	892	3,652	—	—	4,544
Interest expense	—	11,174	—	—	—	11,174
Equity in net (loss) income of subsidiary	(4,493)	(614)	—	—	5,107	—
(Loss) income before income taxes	(4,493)	(10,896)	3,652	—	5,107	(6,630)
Income tax (benefit) expense	—	(6,403)	4,266	—	—	(2,137)
Net (loss) income	$(4,493)	$(4,493)	$(614)	$—	$5,107	$(4,493)

	13 Weeks Ended September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$249,891	$50,761	$—	$—	$300,652
Total costs and expenses	—	245,946	49,983	—	—	295,929
Operating income	—	3,945	778	—	—	4,723
Interest expense	—	10,240	—	—	—	10,240
Equity in net (loss) income of subsidiary	(2,116)	(1,440)	—	—	3,556	—
(Loss) income before income taxes	(2,116)	(7,735)	778	—	3,556	(5,517)
Income tax (benefit) expense	—	(5,619)	2,218	—	—	(3,401)
Net (loss) income	$(2,116)	$(2,116)	$(1,440)	$—	$3,556	$(2,116)

	39 Weeks Ended September 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$760,240	$168,359	$—	$—	$928,599
Total costs and expenses	—	735,473	158,065	—	—	893,538
Operating income	—	24,767	10,294	—	—	35,061
Interest expense	—	33,716	—	—	—	33,716
Equity in net income of subsidiary	4,437	6,718	—	—	(11,155)	—
Income (loss) before income taxes	4,437	(2,231)	10,294	—	(11,155)	1,345
Income tax (benefit) expense	—	(6,668)	3,576	—	—	(3,092)
Net income	$4,437	$4,437	$6,718	$—	$(11,155)	$4,437

	39 Weeks Ended September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$764,369	$151,727	$—	$—	$916,096
Total costs and expenses	—	739,355	146,480	—	—	885,835
Operating income	—	25,014	5,247	—	—	30,261
Interest expense	—	31,197	—	—	—	31,197
Equity in net income of subsidiary	2,931	3,483	—	—	(6,414)	—
(Loss) income before income taxes	2,931	(2,700)	5,247	—	(6,414)	(936)
Income tax (benefit) expense	—	(5,631)	1,764	—	—	(3,867)
Net income	$2,931	$2,931	$3,483	$—	$(6,414)	$2,931

Condensed Consolidating Balance Sheet

	September 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$37,277	$4,233	$—	$—	$41,510
Facilities and equipment, net	—	156,226	74,373	—	—	230,599
Franchise rights, net	—	565,225	57,967	—	—	623,192
Goodwill	—	290,502	5,624	—	—	296,126
Investment in subsidiary	280,565	113,546	—	—	(394,111)	—
Other assets, net	—	27,008	2,189	—	—	29,197
Total assets	$280,565	$1,189,784	$144,386	$—	$(394,111)	$1,220,624
Liabilities and member’s equity:
Current liabilities	$—	$98,395	$17,941	$—	$—	$116,336
Long-term debt	—	576,249	—	—	—	576,249
Other liabilities and deferred items	—	54,507	9,671	—	—	64,178
Deferred income taxes	—	180,068	3,228	—	—	183,296
Member’s equity	280,565	280,565	113,546	—	(394,111)	280,565
Total liabilities and member’s equity	$280,565	$1,189,784	$144,386	$—	$(394,111)	$1,220,624

	December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$58,620	$4,495	$—	$—	$63,115
Facilities and equipment, net	—	155,501	47,967	—	—	203,468
Franchise rights, net	—	577,097	43,421	—	—	620,518
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	273,689	76,784	—	—	(350,473)	—
Other assets, net	—	27,233	1,736	—	—	28,969
Total assets	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696
Liabilities and member’s equity:
Current liabilities	$—	$91,472	$16,724	$—	$—	$108,196
Long-term debt	—	577,011	—	—	—	577,011
Other liabilities and deferred items	—	55,589	6,448	—	—	62,037
Deferred income taxes	—	187,976	1,787	—	—	189,763
Member’s equity	273,689	273,689	76,784	—	(350,473)	273,689
Total liabilities and member’s equity	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696

Condensed Consolidating Statements of Cash Flows

	39 Weeks Ended September 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$47,822	$21,529	$—	$—	$69,351
Investing activities:
Capital expenditures	—	(32,040)	(13,273)	—	—	(45,313)
Investment in subsidiary		(44,276)			44,276	—
Return of investment in subsidiary	—	14,232	—	—	(14,232)	—
Acquisition of Wendy’s business, net of cash acquired	—	—	(44,783)	—	—	(44,783)
Proceeds from sale-leaseback transactions	—	828	6,327	—	—	7,155
Proceeds from sale or disposition of assets	—	897	355	—	—	1,252
Net cash flows used in investing activities	—	(60,359)	(51,374)	—	30,044	(81,689)
Financing activities:
Net payments on debt	—	(4,326)	—	—	—	(4,326)
Investment from parent			44,276		(44,276)	—
Distribution to parent		—	(14,232)	—	14,232	—
Net cash flows (used in) provided by financing activities	—	(4,326)	30,044	—	(30,044)	(4,326)
Net change in cash and cash equivalents	—	(16,863)	199	—	—	(16,664)
Beginning cash and cash equivalents	—	31,918	799	—	—	32,717
Ending cash and cash equivalents	$—	$15,055	$998	$—	$—	$16,053

	39 Weeks Ended September 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$47,405	$15,865	$—	$—	$63,270
Investing activities:
Capital expenditures	—	(30,678)	(11,319)	—	—	(41,997)
Return of investment in subsidiary	—	4,708	—	—	(4,708)	—
Proceeds from sale-leaseback transactions	—	1,408	—	—	—	1,408
Proceeds from sale or disposition of assets	—	371	150	—	—	521
Net cash flows used in investing activities	—	(24,191)	(11,169)	—	(4,708)	(40,068)
Financing activities:
Net payments on debt	—	(3,119)	—	—	—	(3,119)
Distribution to parent	—	—	(4,708)	—	4,708	—
Net cash flows used in financing activities	—	(3,119)	(4,708)	—	4,708	(3,119)
Net change in cash and cash equivalents	—	20,095	(12)	—	—	20,083
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$31,373	$773	$—	$—	$32,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). This Item 2 includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”. These Non-GAAP Financial Measures include Adjusted EBITDA and Covenant EBITDA, which is in accordance with the credit agreement for our senior secured credit facilities (“Senior Secured Credit Facilities”).
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

•	the loss of our executive officers and certain key personnel;

•	our ability to service our substantial indebtedness and to comply with the related financial covenants;

•	restrictions contained in our debt agreements;

•	the availability, terms and deployment of capital;

•	our ability to obtain debt or equity financing on reasonable terms or at costs similar to that of our current credit facilities; and

•	various other factors beyond our control.
Any forward-looking statements made in this report speak only as of the date of this report. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as may be required by applicable law. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (“2015 Form 10-K”) and in Part II, Item 1A of this report as well as our unaudited interim consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website at www.sec.gov.
Overview
NPC was founded in 1962, is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2016 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor, and is the eighth largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of September 27, 2016 we operated 1,228 Pizza Hut units in 27 states with significant presence in the Midwest, South and Southeast. As of September 27, 2016, our Pizza Hut operations represented approximately 19% of the domestic Pizza Hut restaurant system and 21% of the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery in certain of our markets.
Our Wendy’s operations. As of September 27, 2016, we operated 183 Wendy’s units in 5 states. We desire to expand our Wendy’s operations through the opportunistic acquisitions of restaurants in additional markets and organic growth by developing new restaurants that meet our investment objectives. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem, Raleigh-Durham and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal years 2016 and 2015 each contain 52 weeks. Each quarterly period in fiscal years 2016 and 2015 has 13 weeks.

Our Sales

Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. For the 39 weeks ended September 27, 2016, pizza sales accounted for approximately 73% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 50% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Our Wendy’s restaurants are generally free-standing and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information at the end of each year-to-date fiscal period:

	39 Weeks Ended
	September 27, 2016	September 29, 2015
Number of restaurants open at the end of the period:
Pizza Hut
Delco	618	603
RR	125	155
RBD	485	505
Total Pizza Hut units	1,228	1,263
Wendy’s units	183	143
Total units	1,411	1,406

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

Direct Labor. Direct labor includes the salary, payroll taxes, fringe benefit costs and workers’ compensation expense associated with restaurant-based personnel. Direct labor is highly dependent on federal and state minimum wage rate legislation and local minimum wage rate initiatives given that the vast majority of our workers are hourly employees. To control labor costs, we are focused on proper scheduling and adequate training of our store employees, as well as retention of existing employees.

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
Our blended average Pizza Hut royalty rate as a percentage of total Pizza Hut sales was 4.9% for both of the 39 week periods ended September 27, 2016 and September 29, 2015. Our blended average Wendy’s royalty rate as a percentage of total Wendy’s sales was 3.8% and 3.9% for the 39 week periods ended September 27, 2016 and September 29, 2015, respectively.
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
Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging instituted by PHI. For the third quarter of fiscal 2016, the block cheese price averaged $1.69 per pound, essentially flat compared to the average price for the third quarter of fiscal 2015. Additionally, meat prices increased $0.09 per pound or approximately 5% versus the average price for the third quarter of fiscal 2015.

Based upon current market conditions, for fiscal 2016 we currently expect overall ingredient deflation for our Pizza Hut operations of approximately 3% and deflation of approximately 5% for our Wendy’s operations as compared to fiscal 2015.

For fiscal 2017, based upon current market conditions, we currently expect overall ingredient inflation for our Pizza Hut operations of approximately 2% to 3% and flat to 1% inflation for our Wendy’s operations as compared to fiscal 2016.

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
On May 18, 2016, the Department of Labor (“DOL”) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (“FLSA”). The new rule increases the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations become effective December 1, 2016. The DOL will automatically update the standard salary and compensation levels every three years going forward. The DOL has set the total annual compensation for exempt highly compensated employees at $134,004, up from $100,000. Employers will be able to count non-discretionary bonuses, incentive payments, and commissions towards as much as 10 percent of the salary threshold beginning December 1, 2016. In order to count, these payments must be made on a quarterly or more frequent basis. We are evaluating the effects on our business of this final rule. Based upon our current evaluation, without taking mitigating steps, we currently expect that the FLSA overtime exemption requirements will increase our future costs but we are currently unable to quantify the amount of the impact with a high degree of certainty.
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
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the unaudited interim consolidated financial statements may be material. Our critical accounting policies are available under Item 7 of our 2015 Form 10-K filed on March 9, 2016. There have been no significant changes with respect to these policies during the 39 weeks ended September 27, 2016.
As referenced in Item 7 of our 2015 Form 10-K, we perform our annual assessment of goodwill, which is not subject to amortization, for impairment during the second quarter. We performed qualitative assessments for our Pizza Hut and Wendy’s reporting units in the second quarter, and concluded that it was more-likely-than-not that the fair value of these reporting units were greater than their carrying value.

Results of Operations
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 13-week and 39-week periods ended September 27, 2016 and September 29, 2015:

	13 Weeks Ended		39 Weeks Ended
Consolidated	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Net product sales, (in thousands)	$291,250	$288,025	$886,501	$876,547
Fees and other income, (in thousands)	$13,830	$12,627	$42,098	$39,549
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	29.4%	29.7%	28.8%	29.2%
Direct labor	29.9%	30.2%	29.7%	30.1%
Other restaurant operating expenses	34.8%	34.5%	33.6%	33.3%

Pizza Hut
Comparable store sales(1)	(2.7)%	(0.9)%	0.3%	(1.3)%
Net product sales, (in thousands)	$227,428	$237,264	$718,142	$724,820
Fees and other income, (in thousands)	$13,830	$12,627	$42,098	$39,549
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.9%	29.1%	28.3%	28.6%
Direct labor	30.8%	30.8%	30.4%	30.6%
Other restaurant operating expenses	36.0%	35.3%	34.5%	34.1%

Wendy’s
Comparable store sales(1)	1.7%	3.1%	1.2%	1.4%
Net product sales, (in thousands)	$63,822	$50,761	$168,359	$151,727
Net product sales	100%	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	31.1%	32.5%	31.1%	32.1%
Direct labor	26.8%	27.8%	26.9%	27.8%
Other restaurant operating expenses	30.2%	30.5%	29.7%	29.8%

(1)	Comparable store sales are only reported for locations that have been operated by the Company for at least 12 months.

(2)	Stated as a percentage of net product sales.

	13 Weeks Ended		39 Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Pizza Hut Sales by occasion:
Delivery	42%	41%	43%	42%
Carryout	47%	46%	46%	45%
Dine-in	11%	13%	11%	13%

Wendy’s sales by occasion:
Pick-up window	69%	69%	69%	69%
Counter service	31%	31%	31%	31%

Activity with respect to unit count is set forth in the table below:

	39 Weeks Ended
	September 27, 2016			September 29, 2015
	Consolidated	Wendy’s	Pizza Hut	Consolidated	Wendy’s	Pizza Hut
Beginning of period	1,395	144	1,251	1,420	143	1,277
Acquired	42	42	—	—	—	—
Developed(1)	22	—	22	10	—	10
Closed(1)	(48)	(3)	(45)	(24)	—	(24)
End of period	1,411	183	1,228	1,406	143	1,263
Equivalent units(2)	1,391	154	1,237	1,407	142	1,265

(1)
Relocated Pizza Hut units are included in both the developed and closed totals above. The 39 week periods ended September 27, 2016 and September 29, 2015 include 21 relocated units and six relocated units, respectively. The closed units for the 39 week periods ended September 27, 2016 and September 29, 2015 also include one unit and three units, respectively, which were in the process of relocating and will re-open upon completion.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

13 Weeks Ended September 27, 2016 Compared to the 13 Weeks Ended September 29, 2015

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for the third quarter of fiscal 2016 compared to the same period of the prior year were $227.4 million and $237.3 million, respectively, a decrease of $9.9 million or 4.1%, largely due to a comparable store sales decrease of 2.7% and a 2.5% decrease in equivalent units.
Fees and Other Income. Fees and other income for the third quarter of fiscal 2016, as compared to the same period of the prior year, were $13.8 million and $12.6 million, respectively, an increase of $1.2 million or 9.5%, largely due to increased customer delivery fees.
Cost of Sales. Pizza Hut cost of sales for the third quarter of fiscal 2016, as compared to the same period of the prior year, was $65.6 million and $69.0 million, respectively, a decrease of $3.4 million or 4.9%. Cost of sales decreased 0.2% as a percentage of net product sales, to 28.9%, compared to 29.1% in the prior year largely due to lower ingredient costs, primarily dough and cheese.
Direct Labor. Pizza Hut direct labor costs for the third quarter of fiscal 2016, as compared to the same period of the prior year were $70.1 million and $73.0 million, respectively, a decrease of $2.9 million, or 4.0%. Direct labor costs were 30.8% of net product sales for the third quarter of fiscal 2016 and fiscal 2015 as a result of improved labor efficiency which was offset by sales deleveraging on labor costs.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the third quarter of fiscal 2016 were $82.0 million compared to $83.8 million for the same quarter of the prior year, a decrease of $1.8 million, or 2.2%. OROE were 36.0% of net product sales for the third quarter of fiscal 2016 compared to 35.3% of net product sales for the prior year, an increase of 0.7%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended September 29, 2015	35.3%
Depreciation and amortization	0.5
Deleveraging on occupancy costs	0.2
Insurance expense	(0.2)
Other	0.2
OROE as a percentage of net product sales for the 13 weeks ended September 27, 2016	36.0%
Depreciation and amortization included in OROE for our Pizza Hut operations was $9.6 million or 4.2% of net product sales for the third quarter of fiscal 2016 compared to $8.8 million or 3.7% of net product sales for the same period of the prior year.
Our Wendy’s Operations

Net Product Sales. Wendy’s net product sales for the third quarter of fiscal 2016 compared to the same period of fiscal 2015 were $63.8 million and $50.8 million, respectively, an increase of $13.1 million primarily due to the acquisition of 42 Wendy’s restaurants in two transactions during fiscal 2016 (the “Wendy’s acquisitions”) and an increase in comparable store sales of 1.7%.
Cost of Sales. Wendy’s cost of sales for the third quarter of fiscal 2016 as compared to the same period of the prior year, was $19.9 million and $16.5 million, respectively, an increase of $3.4 million due to the Wendy’s acquisitions. Cost of sales decreased 1.4% as a percentage of net product sales, to 31.1%, compared to 32.5% in the prior year largely due to lower ingredient costs, primarily beef.
Direct Labor. Wendy’s direct labor costs for the third quarter of fiscal 2016, as compared to the same period of the prior year, were $17.1 million and $14.1 million, respectively, an increase of $3.0 million primarily due to the Wendy’s acquisitions. Direct labor costs were 26.8% of net product sales for the third quarter of fiscal 2016, a 1.0% decrease compared to the prior year largely due to improved labor efficiency and the leveraging effect of positive comparable store sales on labor costs.
Other Restaurant Operating Expenses. Wendy’s OROE for the third quarter of fiscal 2016 were $19.3 million compared to $15.5 million for the same period of the prior year, an increase of $3.8 million primarily due to the Wendy’s acquisitions. OROE were 30.2% of net product sales for the third quarter of fiscal 2016, a decrease of 0.3% compared to the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 13 weeks ended September 29, 2015	30.5%
Depreciation and amortization	0.7
Occupancy costs	0.1
Real estate taxes	(0.5)
Kids meal prizes	(0.2)
Royalties	(0.1)
Training	(0.1)
Other	(0.2)
OROE as a percentage of net product sales for the 13 weeks ended September 27, 2016	30.2%
Depreciation and amortization included in OROE for our Wendy’s operations was $3.5 million or 5.5% of net product sales for the third quarter of fiscal 2016 compared to $2.4 million or 4.8% of net product sales for the same period of the prior year. The increase in depreciation and amortization was largely due to the Wendy’s acquisitions.
Consolidated
General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 2016 were $19.4 million compared to $17.8 million for the same period of the prior year, an increase of $1.6 million or 9.1%. This increase was largely due to the timing of the accrual for incentive compensation, increased field personnel and support costs and higher credit card processing fees largely due to the Wendy’s acquisitions.
Corporate Depreciation and Amortization. Corporate depreciation and amortization expense was $5.6 million for the third quarter of fiscal 2016 compared $5.3 million for the same period of the prior year, an increase of $0.3 million.
Net Facility Impairment and Closure Costs. During the third quarter of fiscal 2016 we recorded approximately $1.4 million of expense for Pizza Hut closure charges. We recorded $1.1 million of expense during the same period of the prior year including asset impairment charges of $0.8 million for an underperforming unit and $0.3 million for closure charges.
Interest Expense. Interest expense was $11.2 million for the third quarter of fiscal 2016 compared to $10.2 million for the same period of the prior year. Our cash borrowing rate increased 0.6% to 6.8% for the third quarter of fiscal 2016 as compared to the prior year, as a result of the amendment to the credit agreement for the term loan completed in the fourth quarter of fiscal 2015. Our average outstanding debt balance (excluding unamortized debt issuance costs) decreased $3.1 million to $579.6 million for the third quarter of fiscal 2016 as compared to the same period of the prior year. Interest expense included $1.0 million and $0.9 million for amortization of deferred debt issuance costs in the third quarter of fiscal 2016 and fiscal 2015, respectively.
Income Taxes. For the third quarter of fiscal 2016, we recorded an income tax benefit of $2.1 million compared to an income tax benefit of $3.4 million for the same period of the prior year. The tax benefit for both periods was primarily due to general business tax credits in relation to projected taxable income.

Net Loss. Our net loss for the third quarter of fiscal 2016 was $4.5 million compared to a net loss of $2.1 million for the same period of the prior year, a $2.4 million increase. This increase in our net loss was largely due to higher general and administrative expenses, increased interest expense and higher income taxes which were partially offset by improved restaurant profitability largely due to decreases in ingredient costs as compared to the prior year.

39 Weeks Ended September 27, 2016 Compared to the 39 Weeks Ended September 29, 2015

Our Pizza Hut Operations
Net Product Sales. Pizza Hut net product sales for the 39 weeks ended September 27, 2016 compared to the same period of the prior year were $718.1 million and $724.8 million, respectively, a decrease of $6.7 million or 0.9%, resulting largely from a 2.2% decrease in equivalent units which was partially offset by a 0.3% increase in comparable store sales for the 39 weeks ended September 27, 2016.
Fees and Other Income. Fees and other income for the 39 weeks ended September 27, 2016, as compared to the same period of the prior year, were $42.1 million and $39.5 million, respectively, an increase of $2.6 million or 6.4%. The increase was largely due to increased customer delivery fees and increased delivery transactions.
Cost of Sales. Pizza Hut cost of sales for the 39 weeks ended September 27, 2016, as compared to the same period of the prior year, was $203.4 million and $207.1 million, respectively, a decrease of $3.7 million or 1.8%. Cost of sales decreased 0.3% as a percentage of net product sales, to 28.3%, compared to 28.6% in the prior year. This decrease as a percent of net product sales was largely due to lower ingredient costs, primarily dough.
Direct Labor. Pizza Hut direct labor costs for the 39 weeks ended September 27, 2016, as compared to the same period of the prior year, were $218.2 million and $222.0 million, respectively, a decrease of $3.8 million, or 1.7%. Direct labor costs were 30.4% of net product sales for the 39 weeks ended September 27, 2016, a 0.2% decrease compared to the prior year. The decrease in direct labor costs as a percentage of net product sales was primarily a result of improved labor efficiency.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for the 39 weeks ended September 27, 2016 were $247.6 million compared to $246.9 million for the same period of the prior year, an increase of $0.7 million, or 0.3%. OROE were 34.5% of net product sales for the 39 weeks ended September 27, 2016 compared to 34.1% of net product sales for the prior year, an increase of 0.4%.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 39 weeks ended September 29, 2015	34.1%
Depreciation and amortization	0.3
Restaurant manager bonuses	0.2
Utilities expense	(0.2)
Other	0.1
OROE as a percentage of net product sales for the 39 weeks ended September 27, 2016	34.5%
Depreciation and amortization included in OROE for our Pizza Hut operations was $28.3 million or 3.9% of net product sales for the 39 weeks ended September 27, 2016 compared to $26.0 million or 3.6% of net product sales for the same period of the prior year.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the 39 weeks ended September 27, 2016 compared to the same period of the prior year were $168.4 million and $151.7 million, respectively, an increase of $16.7 million or 11.0%, primarily due to the Wendy’s acquisitions and an increase in comparable store sales of 1.2%.
Cost of Sales. Wendy’s cost of sales for the 39 weeks ended September 27, 2016 as compared to the same period of the prior year, was $52.4 million and $48.7 million, respectively, an increase of $3.7 million. Cost of sales decreased 1.0% as a percentage of net product sales, to 31.1%, compared to 32.1% in the prior year largely due to lower ingredient costs, primarily beef.
Direct Labor. Wendy’s direct labor costs for the 39 weeks ended September 27, 2016 as compared to the same period of the prior year, were $45.3 million and $42.1 million, respectively, an increase of $3.2 million or 7.6%. Direct labor costs were 26.9% of net product sales for the 39 weeks ended September 27, 2016, a 0.9% decrease compared to the prior year largely due to improved labor efficiency and the leveraging effect of positive comparable store sales on labor costs.

Other Restaurant Operating Expenses. Wendy’s OROE for the 39 weeks ended September 27, 2016 were $50.0 million compared to $45.3 million for the prior year, an increase of $4.7 million or 10.5%. OROE decreased 0.1% as a percentage of net product sales, to 29.7% of net product sales for the 39 weeks ended September 27, 2016, compared to 29.8% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 39 weeks ended September 29, 2015	29.8%
Depreciation and amortization	0.7
Real estate taxes	(0.2)
Kids meal prizes	(0.2)
Royalties	(0.1)
Training	(0.1)
Other	(0.2)
OROE as a percentage of net product sales for the 39 weeks ended September 27, 2016	29.7%
Depreciation and amortization included in OROE for our Wendy’s operations was $8.6 million or 5.1% of net product sales for the 39 weeks ended September 27, 2016 compared to $6.7 million or 4.4% of net product sales for the same period of the prior year. The increase in depreciation and amortization is largely due to the Wendy’s acquisitions.
Consolidated
General and Administrative Expenses. General and administrative expenses for the 39 weeks ended September 27, 2016 were $56.5 million compared to $51.9 million for the same period of the prior year, an increase of $4.6 million or 8.9%. This increase was largely due to the timing of the accrual for incentive compensation, increased field personnel and support costs and higher credit card processing fees.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for the 39 weeks ended September 27, 2016 was $16.2 million compared to $15.8 million for the same period of the prior year, an increase of $0.4 million.

Net Facility Impairment and Closure Costs. During the 39 weeks ended September 27, 2016 we recorded $4.0 million of expense compared to $5.7 million of expense for the same period of the prior year. The 39 weeks ended September 27, 2016 included Pizza Hut closure charges of approximately $2.7 million and asset impairment charges of $1.3 million for underperforming units ($0.8 million for our Pizza Hut operations and $0.5 million for our Wendy’s operations). The 39 weeks ended September 29, 2015 included asset impairment charges of $4.9 million for underperforming units ($3.7 million for our Pizza Hut operations and $1.2 million for our Wendy’s operations) and $0.8 million for Pizza Hut closure charges.

Interest Expense. Interest expense was $33.7 million for the 39 weeks ended September 27, 2016 compared to $31.2 million for the same period of the prior year, an increase of $2.5 million. Our cash borrowing rate increased 0.5% to 6.8% for the 39 weeks ended September 27, 2016 as compared to the prior year as a result of the amendment to the credit agreement for the term loan completed in the fourth quarter of fiscal 2015. Our average outstanding debt balance (excluding unamortized debt issuance costs) decreased $6.0 million to $579.4 million for the 39 weeks ended September 27, 2016 as compared to the prior year. Interest expense included $3.2 million and $2.9 million for amortization of deferred debt issuance costs for 39 weeks ended September 27, 2016 and September 29, 2015, respectively.
Income Taxes. For the 39 weeks ended September 27, 2016, we recorded an income tax benefit of $3.1 million compared to an income tax benefit of $3.9 million for the same period of the prior year. The tax benefit for both periods was primarily due to higher general business tax credits in relation to projected taxable income.
Net Income. Net income for the 39 weeks ended September 27, 2016 was $4.4 million compared to $2.9 million for the same period of the prior year, an increase of $1.5 million. The increase in net income is attributable to improved restaurant profitability and lower facility impairment and closure costs which more than offset the impact of increased general and administrative expenses and higher interest expense as compared to the same period of the prior year.

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

Our working capital position was a deficit of $74.8 million at September 27, 2016. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At September 27, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit.

Cash flows from operating activities

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for the 39 weeks ended September 27, 2016 was $69.4 million compared to $63.3 million for the same period of the prior year or a $6.1 million increase. This increase was primarily due to (i) a $1.5 million increase in our net income, (ii) a $3.4 million increase in our non-cash items, primarily depreciation and amortization expense and (iii) a $1.2 million positive net change in our assets and liabilities, including increases in accrued liabilities, accrued interest and income taxes which were partially offset by changes in deferred liabilities, accounts receivable and insurance reserves.

Cash flows from investing activities

Cash flows used in investing activities were $81.7 million for the 39 weeks ended September 27, 2016 comprised of $45.3 million for capital expenditures and $44.8 million for the acquisition of Wendy’s units in two transactions, which was partially offset by $7.2 million of proceeds from sale-leaseback transactions and $1.3 million of proceeds from the disposition of assets. The January 2016 Wendy’s acquisition included three fee-owned properties. During the second quarter of fiscal 2016, we sold one of these properties for $1.4 million and leased it back, and we plan to sell and lease back the remaining two fee-owned properties.

Cash flows used in investing activities were $40.1 million for the 39 weeks ended September 29, 2015 due to $42.0 million of investments in capital expenditures partially offset by $1.4 million of proceeds from sale-leaseback transactions and approximately $0.5 million of proceeds from the disposition of assets.

We currently expect our capital expenditure investment to be approximately $64.0 million for fiscal 2016, consisting of approximately $47.0 million in our Pizza Hut operations and approximately $17.0 million in our Wendy’s operations.

Cash flows from financing activities
Net financing outflows were $4.3 million for the 39 weeks ended September 27, 2016 and $3.1 million for the 39 weeks ended September 29, 2015 due to principal payments on the term loan.
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

Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure. We define Adjusted EBITDA as consolidated net (loss) income plus interest, income taxes, depreciation and amortization, facility impairment and closure costs, pre-opening expenses and certain other items of a non-operational nature. Adjusted EBITDA may not be similar to EBITDA measures of other companies. We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe the elimination of interest expense, depreciation and amortization, as well as income taxes and certain other items of a non-operational nature as noted in the table below, give investors and management useful information to compare the performance of our core operations over different periods.
The following is a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	13 Weeks Ended		39 Weeks Ended		Four Most Recent Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015	September 27, 2016
Net (loss) income (GAAP)	$(4,493)	$(2,116)	$4,437	$2,931	$8,218
Adjustments:
Interest expense	11,174	10,240	33,716	31,197	44,303
Income tax benefit	(2,137)	(3,401)	(3,092)	(3,867)	(4,993)
Depreciation and amortization	18,155	16,072	51,908	47,151	68,925
Net facility impairment and closure costs	1,392	1,050	3,966	5,727	5,708
Pre-opening expenses and other	624	143	926	621	1,272
Adjusted EBITDA (Non-GAAP)	$24,715	$21,988	$91,861	$83,760	$123,433

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

The following table reconciles our Adjusted EBITDA to Covenant EBITDA for the four most recent fiscal quarters ended September 27, 2016 (in thousands):

Four Most Recent Fiscal Quarters Ended
September 27, 2016
Adjusted EBITDA (Non-GAAP)	$123,433
Adjustments:
Pro forma cost savings(1)	2,921
Sponsor fee(2)	1,004
Non-recurring charges(3)	429
Other(4)	6,313
Covenant EBITDA (Non-GAAP)	$134,100

(1)
Reflects prospective savings calculated in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated during the four most recent quarters ended September 27, 2016.

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

As of September 27, 2016, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities as defined above. Our ratios under the foregoing financial covenants in our Credit Agreement as of September 27, 2016 were as follows:

			Covenant requirement
	Actual		2016	2017	2018
Maximum leverage ratio	4.33x	Not more than	6.00x	5.75x	5.25x
Minimum consolidated interest coverage ratio	1.84x	Not less than	1.40x	1.40x	1.40x

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under our Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At September 27, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $75.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our Credit Agreement. If we need to obtain additional financing in the future, the availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing. Any additional debt incurred, beyond the parameters established in our Credit Agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. A further discussion of the terms of the Credit Agreement is set forth under "Liquidity and Capital Resources" in Item 7 of our 2015 Form 10-K.

Letters of Credit
As of September 27, 2016, we had letters of credit of $29.6 million issued under our existing credit facility largely in support of self-insured risks.
Contractual Obligations and Off Balance Sheet Arrangements
As of September 27, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of September 27, 2016, we had $396.9 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. Under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.0% as of September 27, 2016 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.0% before we would realize variability on our interest expense.
Commodity Prices. Commodity prices can vary significantly. The price of commodities can change throughout the year due to changes in supply and demand. Cheese has historically represented approximately 30-35% of our Pizza Hut cost of sales. We are a member of RSCS, and participate in cheese hedging programs for our Pizza Hut operations that are directed by RSCS to help reduce the volatility of this commodity from period-to-period. Based on information provided by RSCS, RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases through a combination of derivatives taken under the direction of RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on certain volumes of cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $3.2 million for the 39 weeks ended September 27, 2016 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $4.4 million for the 39 weeks ended September 27, 2016.

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
There has been no change in our internal control over financial reporting that occurred during our third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 18, 2016, the Department of Labor (DOL) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (FLSA). The new rule increases the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations become effective December 1, 2016. The DOL will automatically update the standard salary and compensation levels every three years going forward. The DOL has set the total annual compensation for exempt highly compensated employees at $134,004, up from $100,000. Employers will be able to count non-discretionary bonuses, incentive payments, and commissions towards as much as 10 percent of the salary threshold beginning December 1, 2016. In order to count, these payments must be made on a quarterly or more frequent basis. We are evaluating the effects on our business of this final rule. Based upon our current evaluation, without taking mitigating steps, we currently expect that the FLSA overtime exemption requirements will increase our future costs but we are currently unable to quantify the amount of the impact with a high degree of certainty.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2016.

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

2.05
Asset Purchase Agreement dated as of June 11, 2014, by and among Wendelta, Inc., Wendelta Property Holdings, LLC, Carlisle VANC, LLC, Realty VANC, LLC, Carlisle Corporation and NPC Quality Burgers, Inc. incorporated herein by reference to Exhibit 2.05 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 14, 2014).

2.06
Asset Purchase Agreement dated as of June 24, 2016 among NPC International, Inc., NPC Quality Burgers, Inc. and Wendy’s International, LLC (incorporated herein by reference to Exhibit 2.1 to Holdings' Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on July 25, 2016).

2.07
First Amendment to Asset Purchase Agreement dated as of July 22, 2016 among NPC International, Inc., NPC Quality Burgers, Inc. and Wendy’s International, LLC (incorporated herein by reference to Exhibit 2.2 to Holdings' Current Report on Form 8-K (File No. 333-180524-04) filed with the SEC on July 25, 2016).

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

10.22
Quality Is Our Recipe, LLC (f/k/a Wendy’s International, Inc.) unit franchise agreement dated as of July 22, 2013 (incorporated herein by reference to Exhibit 10.22 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 7, 2013).

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

10.26
Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick (incorporated herein by reference to Exhibit 10.26 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.27
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.27 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.28
Amendment to Employment Agreement, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick (incorporated herein by reference to Exhibit 10.28 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13,
2015).

10.29
Letter Agreement re: Bonus and Options, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick (incorporated herein by reference to Exhibit 10.29 to NPC’s Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13,
2015).

10.30
Amendment No. 5 to Credit Agreement, dated as of December 10, 2015, by and between NPC International,
Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and
Barclays Bank plc. (incorporated herein by reference to Exhibit 10.31 to NPC’s Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.31
Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among
NPC International, Inc., NPC International Holdings, Inc. and James K. Schwartz (incorporated herein by reference to Exhibit 10.32 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.32
Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among
NPC International, Inc., NPC International Holdings, Inc. and Troy D. Cook (incorporated herein by reference to Exhibit 10.33 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.33
Letter Agreement re: Bonus Eligibility; Position and Duties, dated as of February 17, 2016, by and among
NPC International, Inc., NPC International Holdings, Inc. and John Hedrick (incorporated herein by reference to Exhibit 10.34 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.34
Separation Agreement and Release dated as of November 18, 2015, by and among NPC International, Inc.
and Blayne Vaughn (incorporated herein by reference to Exhibit 10.35 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed with the SEC on March 9, 2016).

10.35
Pizza Hut, Inc. Amended Franchise Agreement dated as of April 12, 2016. (incorporated herein by reference to Exhibit 10.35 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 12, 2016).

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
101
Financial statements from the quarterly report on Form 10-Q of NPC Restaurant Holdings, LLC for the 13 and 39 week periods ended September 27, 2016, filed on November 9, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations (unaudited) for the 13 and 39 week periods ended September 27, 2016 and September 29, 2015, (ii) the Consolidated Balance Sheets (unaudited) at September 27, 2016 and December 29, 2015, (iii) the Consolidated Statement of Member’s Equity (unaudited) for the 39 weeks ended September 27, 2016, (iv) the Consolidated Statements of Cash Flows (unaudited) for the 39 weeks ended September 27, 2016 and September 29, 2015, and (v) the Notes to the Unaudited Consolidated Financial Statements.

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