Form 10-K
period 2016-12-27
NPC Restaurant Holdings, LLC
filed 2017-03-20
CIK 1548621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-K
 ____________________________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
There is no market for the Registrant’s equity. As of March 20, 2017, there were 1,000 units of membership interests outstanding.

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
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2016 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor and is the seventh largest restaurant unit operator, based on unit count, in the U.S. NPC is a Kansas corporation incorporated in 1974 under the name Southeast Pizza Huts, Inc. In 1984, its name was changed to National Pizza Company, and it was subsequently renamed NPC International, Inc. on July 12, 1994.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of December 27, 2016 we operated 1,226 Pizza Hut units in 27 states with significant presence in the Midwest, South and Southeast. As of December 27, 2016, our Pizza Hut operations represented approximately 20% of both the domestic Pizza Hut restaurant system and the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery.
Our Wendy’s operations. As of December 27, 2016 we operated 184 Wendy’s units in 5 states.We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth with development of new restaurants that meet our investment objectives. All of our Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem, Raleigh-Durham and Kansas City metropolitan areas.
Overview
Our Pizza Hut restaurants are diversely located, ranging from metro to “small-towns” which have populations of 20,000 or less. Approximately 30% of our restaurants are located in small-towns. Our size and scale provides significant operating efficiencies and geographic and market diversity within certain regions of the country. Additionally, we are an operationally driven company that is focused on running efficient restaurants while providing high levels of customer service and quality food at attractive values.
Our Pizza Hut restaurants are open seven days a week and serve both lunch and dinner. Pizza Hut restaurants generally provide carry-out and delivery, and are the only national pizza chain to offer full table service. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carry-out. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carry-out service, and are principally located in small-towns. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carry-out operations from the same location. In response to evolving consumer needs and preferences and the restaurant marketplace, we are migrating most of our dine-in restaurants to the Delco format over the next seven to ten years.
Our Wendy’s restaurants are open seven days a week and serve both lunch and dinner with certain locations serving breakfast. Our Wendy’s units are generally free-standing restaurants and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information with respect to each fiscal period:

	December 27, 2016	December 29, 2015	December 30, 2014
Pizza Hut:
Average annual revenue per restaurant(1)	$764,035	$765,798	$767,094

Sales by occasion:
Carryout	47%	46%	47%
Delivery	42%	42%	40%
Dine-in	11%	12%	13%

Number of restaurants open at the end of the period:
Delco	641	602	601
RBD	461	503	514
RR	124	146	162
Total Pizza Hut restaurants	1,226	1,251	1,277

Wendy’s:
Average annual revenue per restaurant(2)	$1,476,870	$1,427,193	$1,377,549

Sales by occasion:
Pick-up window	69%	67%	65%
Counter service	31%	33%	35%

Number of restaurants open at the end of the period	184	144	143
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,234 for fiscal 2016 and 1,262 in both fiscal 2015 and fiscal 2014.

(2)	In computing these averages, total net product sales for these fiscal periods were divided by equivalent units for fiscal years 2016, 2015 and 2014 of 161, 142 and 116, respectively.

Digital ordering is becoming increasingly important to our Pizza Hut customers, with approximately 44% of our Pizza Hut delivery and carry-out sales processed digitally for fiscal 2016 compared to approximately 41% in fiscal 2015 and 34% in fiscal 2014. In the future, we expect to see continued growth in digital ordering. Our digital orders are processed by a third-party vendor.

We operate two call centers that primarily process overflow delivery and carry-out orders for approximately 1,000 of our Pizza Hut units. In addition, these call centers process orders in certain metro markets that are placed via a specific dedicated Pizza Hut phone number that serves select markets. Approximately 10% of our Pizza Hut delivery and carry-out sales were processed by our customer service representatives in these call centers during both fiscal 2016 and fiscal 2015.

We treat our Pizza Hut operations and Wendy’s operations as separate operating segments, and we aggregate the operating segments into one reportable segment for financial reporting purposes in accordance with applicable accounting guidance.

Pizza Hut, Inc.
PHI is the world’s largest pizza quick service restaurant, or “QSR,” company. The Pizza Hut brand had over 7,600 restaurants and delivery units in the United States and over 8,700 international units in more than 100 other countries and territories, including licensed units as of fiscal 2016. Since the first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, the Pizza Hut brand has become one of the most recognized brands in the restaurant industry.

PHI is owned and operated by Yum!. Yum! has over 43,500 units (including licensed units) in more than 135 countries and territories. In addition to Pizza Hut, Yum! also owns the restaurant brands Taco Bell and KFC. Yum! has global scale capabilities in marketing, advertising, purchasing and research and development, and invests significant time working with the franchise community on all aspects of the business, ranging from new products to new equipment to new management techniques.
Wendy’s
Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment. The Wendy's system included approximately 6,500 franchise and Company-operated restaurants in the United States and 30 countries and U.S. territories worldwide as of fiscal 2016.
The Wendy’s Company is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC. Wendy’s Restaurants, LLC is the parent company of Wendy’s International, LLC. Wendy’s International, LLC is the indirect parent company of Quality Is Our Recipe, LLC (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States.
Our Products
Pizza Hut

Pizza Hut restaurants generally provide carry-out and/or delivery, full table service and a menu featuring pizza, pasta, chicken wings, salads, soft drinks and, in some restaurants, sandwiches and beer. Pizza sales account for approximately 74% of our net product sales. Sales of alcoholic beverages are less than 1% of our net product sales.
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
Wendy’s
Wendy’s restaurants offer an extensive menu specializing in hamburger and chicken sandwiches, which are prepared to order with the customer’s choice of condiments. The Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts, kids’ meals and other limited time offered products. Hamburger and chicken sandwiches accounted for approximately 45% of our Wendy’s net product sales.
Business Growth Strategy
An important part of our business growth strategy is to deliver upon the fundamentals of restaurant operational excellence and customer service in our existing markets in order to grow our market share year over year. We intend to augment this basic strategy with (i) opportunistic acquisitions of Wendy’s restaurants, (ii) relocating, remodeling or rebuilding existing assets to better serve our customers, (iii) the development of new Pizza Hut Delco locations and Wendy’s units within our existing territories as justified by the number of currently unserviced trade areas and other relevant demographics and (iv) other acquisition opportunities in the restaurant industry.

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

Territory franchise agreements. Our TFA’s provide us with the exclusive right to develop and operate Pizza Hut restaurants and delivery units within a defined geographic territory, such as a county. We also have the right to develop additional Pizza Hut restaurants and delivery units within our franchise territory. If we fail to develop a franchise territory or provide adequate delivery service as required under our franchise agreements, PHI would have the right to operate or franchise Pizza Hut restaurants in that area; however, this has not occurred to date. As of December 27, 2016, we had no commitments for future development under any TFA. Pursuant to our TFA’s, we are required to pay a royalty rate of 4.0% of RBD and RR sales and 4.5% of Delco sales, as defined in the franchise agreements. Effective January 1, 2020, for approximately 28% of our Delco’s which currently operate under our existing TFA’s, the royalty rates are scheduled to increase from 4.50% to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.
Location franchise agreements. Our LFA’s provide us with the right to operate a Pizza Hut restaurant at a specific location. Pursuant to our LFA’s, we are required to pay a royalty rate of 4.0% to 6.5% of sales, which varies by concept, as defined in the franchise agreements. For dine-in restaurants or “Dine-ins,” which are typically free-standing restaurants which offer on-location dining room service and include both RR and RBD units, PHI may not develop or franchise a new Dine-in in a geographical circle centered on the restaurant containing 15,000 households and with a radius of at least one mile and no more than ten miles. For Delcos, as long as we provide adequate delivery service to our delivery area, PHI may not provide or license delivery service to any point within the delivery area. If PHI identifies an opportunity to open a new restaurant, within a Site Specific Market (no Territorial franchisees and no PHI-owned units), and we operate the closest Pizza Hut restaurant, PHI must first offer the new opening opportunity to us.
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
Franchise agreement asset upgrade requirements. The 2003 TFA and LFA franchise agreements allow PHI to require a remodel on up to 15% of our assets annually beginning in 2016. On April 12, 2016, we entered into an Amended Franchise Agreement with Pizza Hut, Inc. which sets forth the terms of the Asset Partner Plan. The Asset Partner Plan governs our future Pizza Hut asset upgrade requirements, including remodel scope and timing of such actions, and supersedes the previous agreements relating to such upgrade requirements. The scope of the remodel requirements under the Asset Partner Plan vary based upon (i) the asset type, (ii) the date of the last asset action and (iii) in some cases population density. The Asset Partner Plan requires each qualifying franchisee in the system to remodel or rebuild 10% of its asset base annually through 2025; thereafter executing a minor remodel ten years after completing a major remodel and a major remodel seven years after completing a minor remodel on a continual cycle moving forward. We are relocating most of our Dine-in assets to the more cost efficient Delco format in lieu of the Dine-in remodel option to ensure a more contemporary store base that better meets the needs of consumers in the markets we serve. Additionally, the Delco format requires significantly less annual maintenance costs and generally has higher margins. All assets constructed before 1980 will be required to be sunset no later than 2036. In the event we do not follow the Asset Partner Plan or determine at a later time not to participate in the plan, PHI could require that we remodel or rebuild up to 15% of our assets annually in accordance with our franchise agreements. We expect to meet our 2016 obligations under the APP.
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

•
Denver. Two agreements for 55 units were executed as part of the January 20, 2009 acquisition. For 25 units in the market, an agreement was amended to be substantially similar to the 2006 LFA executed in the Nashville acquisition. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement. The agreement for the remaining 30 units was amended to be substantially similar to the 2003 TFA, paying a royalty rate between 4.0%-4.6% of sales for all asset types.

The 2012 LFA was executed in conjunction with our acquisition in February 2012 of 36 units from PHI in and around Jacksonville, Florida. We are required to pay a royalty rate of 6.0% of sales for all asset types during the original term of the agreement.
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
Development Incentives. For fiscal 2012 through fiscal 2014, PHI offered development incentives totaling $80,000 per new unit developed (“Development Incentives”), subject to certain threshold criteria. Additionally, PHI offered development incentives totaling $10,000 per unit converted to the WingStreet platform for fiscal 2013 through fiscal 2015 (“WingStreet Incentives”). These incentives were recorded as a reduction to other restaurant operating expenses in the year the qualifying asset was opened or the conversion completed.
Our blended average royalty rate for Pizza Hut units (excluding Development Incentives and WingStreet Incentives) as a percentage of total sales was 4.9% for fiscal 2014 through fiscal 2016.
Wendy’s
On July 22, 2013, we began operating under franchise agreements with Wendy’s that are for specific locations. Each franchise agreement begins at the date of the acquisition or new store opening and continues for the length of the underlying lease or 20 years, whichever is shorter. Each agreement also has one 10 year renewal, subject to certain conditions. The royalty rate we are required to pay is 4.0% of gross sales, as defined in the franchise agreements, subject to certain incentives. Our blended average royalty rate for Wendy’s units as a percentage of total sales was 3.8% for fiscal 2016 and 3.9% for fiscal 2015 and fiscal 2014.
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
Franchise agreement asset development and upgrade requirements. Our franchise agreements require us to perform facility upgrades to all of our restaurants. Estimated costs to complete the asset upgrade requirements are included in Note 10 Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and the Contractual Obligations and Off Balance Sheet Arrangements table included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We were in full compliance with the upgrade requirements defined in the franchise agreements as of December 27, 2016.

The franchise agreement requirements relating to each acquisition of Wendy’s restaurants by NPCQB are as follows:

•
Kansas City. In connection with the acquisition, NPCQB agreed to complete 12 IA’s on existing restaurants by December 31, 2018. NPCQB also entered into a development agreement with Wendy’s whereby NPCQB has the right to develop five units to be opened by December 31, 2018. NPCQB had the option to close up to four specified restaurants by December 31, 2016, of which one was closed.

•
Salt Lake City. NPCQB agreed to complete 15 IA’s by December 31, 2018. NPCQB entered into a development agreement with Wendy’s, whereby NPCQB has the right to develop five units to be opened by December 31, 2018, of which two units have been opened as of December 27, 2016. Additionally, in connection with the acquisition, NPCQB has the option to close up to seven specified restaurants by December 31, 2017, of which NPCQB has closed three units as of December 27, 2016.

•
Greensboro-Winston Salem. In connection with the acquisition in July 2014, NPCQB also agreed to complete 21 IA’s by December 31, 2021. NPCQB also has the option to close up to 12 specified restaurants by June 30, 2019 of which two units have been closed as of December 27, 2016.

•
Raleigh. NPCQB agreed to complete nine IA’s and 15 additional restaurants in its other existing markets by December 31, 2020. NPCQB also entered into a development agreement with Wendy’s, whereby NPCQB has the right to develop nine units to be opened by December 31, 2021.

Based on the requirements of the Wendy’s franchise agreements noted above, we were required to complete 22 IA’s at December 27, 2016 of which we have completed 33. Including the benefit of acquired IA stores and new stores developed, approximately 47% of our Wendy’s restaurants had been image activated as of December 27, 2016.  This pace is well ahead of the 60% image activation by 2020 requirement established by Wendy’s.

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
Additionally, effective in 2012 and continuing through 2017, the IPHFHA established a digital technology fund (“DigiCo”) whereby members remit $0.10 per online order to the DigiCo.  The contributions are used to develop digital technology for the benefit of the Pizza Hut System. The digital marketing fund is administered by the DigiCo board which consists of three members from PHI and two members of the franchise community.
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

Pizza Hut
Our Pizza Hut restaurants utilize a proprietary point-of-sale, or “POS,” cash register system. The POS system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. The system also helps dispatch and monitor delivery activities in the store. The POS system is fully integrated with order entry systems in our call centers, as well as Pizza Hut’s digital provider. In our Delco and RBD units, the POS system includes a kitchen management system, which automatically displays recipes, preparation and cooking instructions for all food items.
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
Working Capital Practices
Our working capital was a deficit of $68.7 million as of December 27, 2016. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with a working capital deficit, we have historically utilized excess cash flow from operations and our revolving credit facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our primary distributors. If we were to utilize the 30 day term of trade credit for these distributors, it would increase our cash position by approximately $31.0 million; however this would not impact our working capital.

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
Employees
As of December 27, 2016, we had over 29,000 employees, of which approximately 95% were employed on an hourly basis. We are not a party to any collective bargaining agreements and believe our employee relations are satisfactory.

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
Purchases at our stores are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our restaurants are located. A significant portion of our stores are clustered in certain geographic areas. A significant weakening in the local economies of these geographic areas, or any of the areas in which our stores are located, may cause consumers to curtail discretionary spending, which in turn could reduce our store sales and have an adverse effect on our results of operations. Some of the factors that impact discretionary consumer spending include unemployment, disposable income and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales mix, profitability or development plans, which could harm our consolidated financial condition and consolidated operating results.
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
The estimated increase in our food costs from a hypothetical $0.10 adverse change in the average cheese block price per pound would have been approximately $4.0 million in fiscal 2016, without giving effect to the RSCS directed hedging programs. In addition, our participation in the food hedging programs directed by RSCS may hedge less than half of our cheese purchases and therefore may not adequately protect us from price fluctuations.
Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. Approximately 39% of our units operate in states where the state minimum wage rate exceeds the federal minimum wage rate. We currently expect that approximately 35% of our total units will incur an increase in state minimum wage rates in 2017, while approximately 12% of total units experienced an increase in 2016. In addition, there are currently a number of federal, state and local initiatives and proposals, to further increase minimum wage rates. Increased labor costs due to competition, increased minimum wage or mandated employee benefits costs, unionization activity or other factors would adversely impact our consolidated cost of sales and operating expenses.

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
PHI must also approve the acquisition or opening of any new restaurant and the closing of any of our existing restaurants. Therefore, PHI could limit our ability to expand our operations through acquisitions and require us to continue operating under-

performing units. In addition, the franchise agreements contain restrictions on our ability to raise equity capital and require approval to effect a change of control.
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
As described in Item 1, "Business - Franchise Agreements,” we entered into an Amended Franchise Agreement with PHI which requires us to comply with the Asset Partner Plan. The Asset Partner Plan governs our future asset upgrade requirements including the remodel scope and timing of such actions. The scope of the remodel requirements vary based upon (i) the asset type, (ii) the date of the last asset action and (iii) in some cases population density. In the event we do not follow the Asset Partner Plan or determine at a later time not to participate in the plan, PHI could require that we remodel or rebuild up to 15% of our assets annually in accordance with our franchise agreements. The Asset Partner Plan will require significant capital expenditures by us over the plan period. We are relocating most of our dine-in assets to the more cost efficient Delco format in lieu of the dine-in remodel option.. As a result of these actions, we will likely experience a reduction in our net sales with respect to certain units due to temporary or permanent closures and relocation risks such as relocation to a less preferred site or less favorable leasing arrangement and the loss of dine-in sales associated with conversion to the Delco format.
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
Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, which include:

•	variations in timing and volume of our sales;

•	sales promotions by us and our competitors;

•	changes in average comparable store sales and customer visits;

•	variations in the price, availability and shipping costs of our supplies;

•	the development and introduction of new menu offerings that appeal to changing consumer preferences;

•	timing of holidays or other significant events;

•	weather;

•	seasonality of demand; and

•	changes in competitive and economic conditions generally.
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
We are subject to extensive federal, state and local laws and regulations and industry regulations, including those relating to:

•	the preparation and sale of food;

•	nutritional content, nutritional labeling, product safety, product marketing and menu labeling;

•	state and local licensing, including liquor licenses which allow us to serve alcoholic beverages;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act of 1990;

•	compliance with the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010;

•	industry regulation regarding credit card information;

•	information security, privacy, and reporting of credit card information;

•	working and safety conditions; and

•	Federal and state immigration laws and regulations in the U.S.
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
Adverse media reports on our restaurant segment or brands, such as incidents involving food-borne illnesses, food tampering or other concerns, whether or not accurate, could damage our franchisors’ brands and adversely affect consumer demand and our sales and profitability.
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
We rely on information technology to operate our business and meet the needs of our customers, and any failure by our franchisors or by us to invest in information technology or to adapt to technological developments could harm our business.

We rely heavily on information systems, including digital ordering systems, for our business. Digital ordering is becoming increasingly important to our Pizza Hut customers, with approximately 44% of our Pizza Hut delivery and carry-out sales processed digitally in fiscal 2016. Customers increasingly expect efficient, reliable and easy-to-use digital ordering systems. We also rely heavily on point-of-sale processing in our restaurants for data collection and payment processing and to manage our business. In order to remain competitive, we must be prepared to adapt to technological developments and industry trends with respect to information technology, including particularly digital ordering. Any failure by our franchisors or by us to adequately invest in new information technology or to adapt to technological developments could adversely affect our business.
Our systems may fail or be damaged, which could harm our operations and our business.
Our operations are dependent upon the successful and uninterrupted functioning of our computer and information systems. In particular, we are increasingly dependent upon digital ordering to receive and process delivery and carry-out orders from customers of our Pizza Hut operations. Our systems could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, human error or other causes. System defects, failures, interruptions, unauthorized entries or viruses could result in:

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers and sales;

•	loss or theft of employee or customer data;

•	negative publicity;

•	harm to our business and reputation; and,

•	exposure to litigation claims, government investigations and enforcement actions, fraud losses or other liabilities.

Significant portions of our computer and information systems, including our digital ordering system, are provided by third parties.To the extent we rely on the systems of third parties in these areas such as digital ordering, credit card processing, telecommunications and wireless networks, any defects, failures and interruptions in such systems could result in similar adverse effects on our business. Sustained or repeated system defects, failures or interruptions could materially impact our operations and operating results. Also, if we are unsuccessful in updating and expanding our systems, our ability to increase comparable store sales, improve operations, implement cost controls and grow our business may be constrained.
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
The federal government and several state governments have proposed or enacted legislation regarding health care, including legislation that in some cases requires employers to either provide health care coverage to their full-time employees, pay a penalty or pay into a fund that would provide coverage for them. During fiscal 2015 we implemented the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, and the related Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, the “Federal Health Care Acts”). The provisions of the Federal Health Care Acts having the greatest potential financial impact on us became effective in fiscal 2015 and have resulted in a modest increase in our direct labor expense for fiscal 2015 and fiscal 2016. Several elected federal officials have expressed their intent to repeal all or certain parts of the Federal Health Care Acts. We cannot predict the timing or effect of any future changes in health care laws. Any future changes in law, changes in the insurance industry or other changes, could have an adverse effect on our business, results of operations and financial condition.
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
We are dependent on frequent deliveries of food products that meet our specifications at competitive prices. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, the inability of suppliers to access financing or the insolvency of suppliers, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our business. The impact of potentially limited credit availability on third-party vendors such as our suppliers cannot be predicted.
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
Our growth strategy includes expanding our ownership and operation of Wendy's units through opportunistic acquisitions of restaurants in additional markets and organic growth through development of new restaurants that meet our investment objectives. In addition, we may continue to grow our business by opening and selectively acquiring Pizza Hut or other restaurants. We may not be able to achieve our growth objectives and these new restaurants may not be profitable. The opening and success of restaurants we may open or acquire in the future depends on various factors, including:

•	our ability to obtain the necessary approvals from PHI or Wendy’s;

•	our ability to negotiate the acquisition of additional units from Wendy’s or other Wendy's franchisees upon acceptable terms in desirable markets;

•	our ability to obtain or self-fund adequate development and acquisition financing;

•	competition from other QSRs in current and future markets;

•	our degree of saturation in existing markets;

•	the identification and availability of suitable and economically viable locations;

•	our ability to successfully integrate acquired locations;

•	sales and margin levels at existing restaurants;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	permitting and regulatory compliance;

•	the ability to meet construction schedules;

•	our ability to hire and train qualified management and other personnel; and

•	general economic and business conditions.
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
As of December 27, 2016, we owned the land and/or the building for 25 restaurants and leased the land and/or building for 1,385 restaurants. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, including changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, as well as potential liability for environmental contamination.
The majority of our existing lease terms end within the next one to six years for our Pizza Hut units and the next 15 to 20 years for our Wendy’s units. We have the ability to exercise lease options to extend the terms at virtually all of these locations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. In addition, as each of our leases expires, we may be subject to increased rental costs or may fail to negotiate renewals, either on commercially acceptable terms or at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.
We depend on the services of key individuals, the loss of which could materially harm our business.
Our success will depend, in part, on the efforts of our executive officers and other key employees most of whom have extensive experience with our company and in our industry. In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. We do not have employment agreements with any of our executive officers, other than our chief executive officer and our chief financial officer. Additionally, we do not maintain key-person insurance for any of our officers, employees or members of our Board of Directors. The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

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
We are a highly leveraged company. Our total outstanding indebtedness on December 27, 2016 was $586.9 million, comprised of our term loan of $396.9 million ("Term Loan") and $190.0 million of 10 1/2% Senior Notes due 2020 (“Senior Notes”). We can also borrow secured debt up to $110.0 million under our revolving credit facility (“Revolving Facility”). Our Term Loan, together with our Revolving Facility, are referred to herein as our "Senior Secured Credit Facilities". We had $29.6 million of letters of credit issued and outstanding, resulting in $80.4 million of borrowing capacity under our Revolving Facility on December 27, 2016. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”
We also have, and will continue to have, significant lease obligations. As of December 27, 2016, our minimum annual rental obligations under long-term operating leases for fiscal 2017 and fiscal 2018 were $65.3 million and $60.5 million, respectively.
Our high degree of leverage and significant lease obligations could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged;

•	exposing us to the risk of increased interest rates as the borrowings under our Senior Secured Credit Facilities are at variable rates of interest;

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
Future acquisitions or increased capital expenditures, depending on the size, may require borrowings beyond those available on our Revolving Facility and therefore may require utilization of the additional term loan borrowing capacity under our Senior Secured Credit Facilities, which requires additional commitments from lenders, as well as other sources of debt or additional equity capital. In addition, our Revolving Facility is due September 28, 2018 and our Term Loan is due December 28, 2018. We will be required to refinance the Revolving Facility and Term Loan prior to maturity, and we will be required to account for the principal outstanding under each facility as a current liability beginning one year prior to the maturity date of such facility. Changes in the financial and credit markets may impair our ability to obtain additional debt financing at costs similar to that of our Senior Secured Credit Facilities, if at all. If we were to access additional debt financing to refinance our Senior Secured Credit Facilities or to access additional debt financing beyond our Senior Secured Credit Facilities to sustain our capital resource growth, additional financing could be at higher costs than the Company’s currently outstanding borrowings, if available at all. In addition any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions. To the extent we cannot refinance our Senior Secured Credit Facilities on favorable terms or at all prior to maturity, our consolidated financial condition and results of operations may be materially adversely affected.

We are required to satisfy various financial covenants under our Senior Secured Credit Facilities, and if we are unable to do so in the future we may be required to take corrective actions to avoid a default under our Senior Secured Credit Facilities and Senior Notes.

We were in compliance with the financial covenants under our Senior Secured Credit Facilities as of December 27, 2016, having a leverage ratio of 4.32x as compared to the covenant requirement of not more than 6.00x as of December 27, 2016 and an interest coverage ratio of 1.85x as compared to the covenant requirement of not less than 1.40x. The covenant requirement for the maximum leverage ratio increased to not more than 6.00x for our 2016 fiscal year, and thereafter decreases to 5.75x for our 2017 fiscal year and not more than 5.25x thereafter. The covenant requirement for the minimum interest coverage ratio remains at 1.40x for the duration of the Senior Secured Credit Facilities. We believe that we will be in compliance with these financial covenants for fiscal year 2017 based upon our current operations and our internal financial forecasts. However, our ability to satisfy these financial covenants going forward depends on our future operating performance, which is in part subject to Pizza Hut and Wendy’s brand performance, prevailing economic and competitive conditions, including commodity prices, and various business, regulatory and other factors, some of which are beyond our control. If we are unable to satisfy these financial covenants in the future and are unable to cure any such failure under the terms of our Senior Secured Credit Facilities, we would be in default under our Senior Secured Credit Facilities, with the consequences described above. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital.”

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table sets forth certain information regarding restaurants operated by the Company as of December 27, 2016.

	Pizza Hut Units	Wendy’s Units	Total
Alabama	105	—	105
Arkansas	64	—	64
Colorado	53	—	53
Delaware	9	—	9
Florida	173	—	173
Georgia	89	—	89
Idaho	37	—	37
Illinois	54	—	54
Indiana	4	—	4
Iowa	53	—	53
Kansas	32	17	49
Kentucky	21	—	21
Louisiana	17	—	17
Maryland	4	—	4
Minnesota	5	—	5
Mississippi	65	—	65
Missouri	84	17	101
North Carolina	47	94	141
North Dakota	12	—	12
Oklahoma	26	—	26
Oregon	34	—	34
South Carolina	6	—	6
South Dakota	21	—	21
Tennessee	89	—	89
Texas	20	—	20
Utah	—	53	53
Virginia	96	3	99
Washington	6	—	6
	1,226	184	1,410
As of December 27, 2016, we leased approximately 98% of our restaurant properties, as indicated below. The majority of our existing lease terms end within the next one to six years for Pizza Hut units and the next 15 to 20 years for Wendy’s units. We have the ability to exercise lease extension options, which exist in a majority of our leases, for a period of generally one to five years. All leased Pizza Hut properties are owned by unaffiliated entities. Approximately 66% of our Wendy’s units are leased from the Wendy’s Company with the remainder of our leased Wendy’s properties owned by unaffiliated entities.

Restaurants in Operation as of December 27, 2016
	Own	Lease	Total
Pizza Hut units
Red Roof`	9	115	124
RBD	7	454	461
Delco	2	639	641
Total Pizza Hut units	18	1,208	1,226
Wendy’s units	7	177	184
	25	1,385	1,410
The Company operated 1,410 restaurants as of December 27, 2016, located in buildings either leased or owned by us. Typically, Pizza Hut Red Roof and RBD property sites average approximately 40,000 square feet and these units average approximately 3,000 square feet, including a kitchen area and customer seating capacity. Delco units average approximately 1,600 square feet. Wendy’s property sites average approximately 37,000 square feet and units average approximately 3,000 square feet and include customer seating capacity.
We own our restaurant service center office in Pittsburg, Kansas, containing approximately 46,000 square feet of commercial office space. We also own our 12,000 square foot principal executive office building in Overland Park, Kansas. We currently lease from third parties office space for seven of our regional offices (which includes shared space with one territory office), two area offices, one territory office, one training office and two call centers.

Item 3.	Legal Proceedings.
On December 13, 2016, the United States District Court for the Western District of Tennessee granted conditional collective action certification under the Fair Labor Standards Act (FLSA) with respect to five lawsuits previously filed against the Company. The five lawsuits were filed against the Company on January 29 and 30, 2013, in the United States District Court for the Western District of Tennessee, as follows: Penley v. NPC Int’l Inc., Case No. 1:13-cv-01031-JDB-egb, Harris v. NPC Int’l, Inc., Case No. 1:13-cv-01033-JDB-egb, Gunn v. NPC Int’l, Inc., Case No. 1:13-cv-01035-JDB-egb, Jowers v. NPC Int’l, Inc., Case No. 1:13-cv-01036-JDB-egb, and Redmond v. NPC Int’l, Inc., Case No. 1:13-cv-01037-JDB-egb. The lawsuits are brought on behalf of the named plaintiffs as well as all similarly situated current and former shift managers (Penley), cooks (Harris), servers (Gunn), delivery drivers (Jowers), and customer service representatives (Redmond) employed by NPC. Each complaint states that the lawsuit is brought as a collective action under the FLSA to recover unpaid wages, minimum wages, and overtime wages. The complaints allege that NPC did not pay the employees for mandatory meetings and training and failed to pay them for all hours worked. The Gunn complaint additionally alleges that NPC did not comply with the tip credit provisions of the FLSA. In each case, the plaintiffs seek to recover unspecified damages related to unpaid wages, minimum wages, overtime wages, liquidated damages, pre- and post-judgment interest and attorneys’ fees and costs.
In connection with the grant of the conditional collective action certification under the FLSA on December 13, 2016, the Court ordered the parties to submit a joint proposed notice for approval by the Court no later than April 14, 2017. At that time, the Court will consider approval of that notice and then set deadlines for providing the names, last known addresses and telephone numbers for the potential opt-ins and posting notice at restaurants. The Court will then set a schedule for merits based discovery, decertification, pretrial and trial settings.
At this time, the Company is not able to predict the outcome of the lawsuits, any possible loss or possible range of loss associated with the lawsuits or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuits are wholly without merit and will defend itself from these claims vigorously.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for any class of common equity of the Company. There is one holder of record of the outstanding membership units of the Company. Holdings paid special cash distributions of $0.1 million to its parent company, NPC International Holdings, Inc., in each of fiscal 2016 and fiscal 2015 to fund the repurchase of stock by its parent company related to employment terminations. The distributions were made in accordance with the Company’s debt facilities, which include limitations on the Company's ability to pay cash dividends and distributions.
The Company did not issue or sell any equity securities during fiscal 2016 that were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any membership units during fiscal 2016.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes to the consolidated financial statements of the Company, which can be found in Item 8. Amounts in the following table are in thousands, except restaurant operating data.

	52 Weeks ended Dec. 27, 2016	52 Weeks ended Dec. 29, 2015	52 Weeks ended Dec. 30, 2014	53 Weeks ended Dec. 31, 2013(1)	52 Weeks ended Dec. 25, 2012
Summary of Operations:
Total sales	$1,236,568	$1,223,299	$1,179,897	$1,094,032	$1,048,923
Operating income	50,809	42,728	34,327	79,925	78,225
Interest expense	44,823	41,784	41,101	42,016	46,691
Net income	$8,729	$6,712	$1,672	$29,742	$15,020
Restaurant Operating Data:
Number of restaurants (at period end)	1,410(2)	1,395	1,420(2)	1,354(2)	1,227(2)
Comparable store sales index:(3)
Pizza Hut	(1.2)%	(0.3)%	(3.7)%	(3.7)%	1.9%
Wendy’s	1.1%	2.8%	N/A	N/A	N/A
Working capital	$(68,679)	$(45,081)	$(45,231)	$(47,964)	$(20,957)
Consolidated Balance Sheet Data:
Total assets(4),(5)	$1,217,135	$1,210,696	$1,223,316	$1,205,112	$1,169,782
Total debt (including current portion)(5)	$579,985	$581,169	$595,421	$565,125	$558,125
_____________________

(1)
The fiscal year ended December 31, 2013 included 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate the additional, or 53rd week, added approximately $19.0 million of net product sales in fiscal 2013.

(2)	We acquired 42 Wendy’s units during fiscal 2016, 56 Wendy’s units during fiscal 2014, 91 Wendy’s units during fiscal 2013 and 36 Pizza Hut units during the first quarter of fiscal 2012.

(3)
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

(4)
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent.We early adopted the standard during the fourth quarter of fiscal 2015, utilizing retrospective application as permitted. As such, the fiscal 2014 amounts have been reclassified to conform to the current presentation, resulting in a reclassification of $13.0 million from current deferred income tax assets to reduce deferred income taxes within long-term liabilities. Fiscal 2012 and fiscal 2013 amounts have not been restated to reflect such change.

(5)
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted the standard during the first quarter of fiscal 2016, utilizing retrospective application as permitted. As such, the fiscal 2015 amounts have been reclassified to offset unamortized debt issuance costs associated with its term loan and senior note obligations, resulting in a reclassification of $10.0 million from other assets to reduce long-term debt. Fiscal 2012 through fiscal 2014 amounts have not been restated to reflect such change.

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
Introduction
As you read this section, please refer to our Consolidated Financial Statements and accompanying notes found in Item 8. Our Consolidated Statements of Income show our operating results for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014. In this section, we analyze and explain the significant annual changes of specific line items in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. We also suggest you read Item 1A, “Risk Factors” which will help your understanding of our financial condition, liquidity and operations.
Overview
NPC was founded in 1962 and is the largest franchisee of any restaurant concept in the United States (U.S.), based on unit count, according to the 2016 “Top 200 Restaurant Franchisees” by the Restaurant Finance Monitor and is the seventh largest restaurant unit operator, based on unit count, in the U.S.
Our Pizza Hut operations. We are the largest Pizza Hut franchisee and as of December 27, 2016 we operated 1,226 Pizza Hut units in 27 states with significant presence in the Midwest, South and Southeast. As of December 27, 2016, our Pizza Hut operations represented approximately 20% of both the domestic Pizza Hut restaurant system and the domestic Pizza Hut franchised restaurant system as measured by number of units, excluding licensed units which operate with a limited menu and no delivery.
Our Wendy’s operations. As of December 27, 2016 we operated 184 Wendy’s units in 5 states. We expect to continue to expand our Wendy’s operations through opportunistic acquisitions of restaurants in additional markets and through organic growth with development of new restaurants that meet our investment objectives. All of our Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem, Raleigh-Durham and Kansas City metropolitan areas.
Our Fiscal Year. We operate on a 52- or 53-week fiscal year ending on the last Tuesday in December. Fiscal 2016, fiscal 2015 and fiscal 2014 each contained 52 weeks. For convenience, fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 are referred to as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Our Sales
Net Product Sales. Net product sales are comprised of sales of food and beverages from our restaurants, net of discounts. In fiscal 2016, pizza sales accounted for approximately 74% of our Pizza Hut net product sales. Hamburger and chicken sandwiches accounted for approximately 45% of our Wendy’s net product sales. Various factors influence sales at a given unit, including customer recognition of the Pizza Hut and Wendy’s brands, our level of service and operational effectiveness, pricing, marketing and promotional efforts and local competition. Several factors affect our sales in any period, including the number of units in operation, comparable store sales and seasonality. “Comparable store sales” refer to period-over-period net product sales comparisons for units under our operation for at least 12 months.
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

Restaurant formats. We operate our Pizza Hut restaurants through three different formats to cater to the needs of our customers in each respective market. Delivery units, or “Delcos,” are typically located in strip centers and provide delivery and carryout. Red Roof units, or “RRs,” are traditional free-standing, dine-in restaurants which offer on-location dining room service as well as carryout service and are principally located in small-towns with populations of 20,000 or less. Restaurant-Based Delivery units, or “RBDs,” conduct delivery, dine-in, and carryout operations from the same free-standing location. At December 27, 2016, 98% of our Pizza Hut units included the WingStreet product line which includes bone-in and bone-out fried chicken wings.

Our Wendy’s restaurants are generally free-standing and include a pick-up window in addition to a dining room with counter service.
The following table sets forth certain information with respect to each fiscal period:

	December 27, 2016	December 29, 2015	December 30, 2014
Pizza Hut:
Average annual revenue per restaurant(1)	$764,035	$765,798	$767,094

Number of restaurants open at the end of the period:
Delco	641	602	601
RBD	461	503	514
RR	124	146	162
Total Pizza Hut restaurants	1,226	1,251	1,277

Wendy’s:
Average annual revenue per restaurant(2)	$1,476,870	$1,427,193	$1,419,718
Number of restaurants open at the end of the period	184	144	143
_____________________

(1)
In computing these averages, total net product sales for the fiscal periods were divided by “equivalent units” which represents the number of units open at the beginning of a given period, adjusted for units opened, closed, acquired or sold during the period on a weighted average basis. Equivalent units were 1,234 for fiscal 2016 and 1,262 in both fiscal 2015 and fiscal 2014.

(2)	In computing these averages, total net product sales for these fiscal periods were divided by equivalent units for fiscal years 2016, 2015 and 2014 of 161, 142 and 116, respectively.
Sales Growth. The primary driver of sales growth in fiscal 2016 was the sales for the 42 Wendy’s units acquired during fiscal 2016 and comparable store sales growth of 1.1% for our Wendy’s operations. These sales increases were partially offset by a 2.2% decline in equivalent units and a comparable store sales decrease of 1.2% for our Pizza Hut operations.

The following table summarizes the quarterly and annual comparable store sales results for fiscal years 2016, 2015 and 2014 for stores that have been operated by the Company for at least 12 months:

	Comparable Store Sales (Decline)/Growth
Pizza Hut	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Fiscal Year
2016	4.1%	(0.6)%	(2.7)%	(5.8)%	(1.2)%
2015	(3.0)%	—%	(0.9)%	3.2%	(0.3)%
2014	(4.7)%	(5.6)%	(0.7)%	(3.5)%	(3.7)%

Wendy’s (1)
2016	2.4%	(0.3)%	1.7%	0.8%	1.1%
2015	0.8%	(0.5)%	3.1%	5.8%	2.8%

(1)
Fiscal 2015 is the first year that we began reporting comparable store sales for our Wendy’s operations with approximately 60% of our fiscal 2015 units qualifying (greater than 12 months in operation with NPCQB) in the first and second quarter of fiscal 2015 and 100% of fiscal 2015 units qualifying during the third and fourth quarter of fiscal 2015.

Our Costs
Our operating costs and expenses are comprised of cost of sales, direct labor, other restaurant operating expenses and general and administrative expenses. Our cost structure is highly variable with approximately 70% of operating costs variable to sales and volume of transactions.
Cost of Sales. Cost of sales includes the cost of food and beverage products sold, less rebates from suppliers, as well as paper and packaging, and is primarily influenced by fluctuation in commodity prices. Historically, our cost of sales for our Pizza Hut units has primarily been comprised of the following: cheese: 30-35%; dough: 16-20%; meat: 16-20%; and packaging: 8-10%. These costs can fluctuate from year-to-year given the commodity nature of the cost category, but are constant across regions. We are a member of RSCS, a cooperative designed to operate as a central procurement service for the operators of Yum! Brands, Inc. restaurants, and participate in various cheese hedging and procurement programs that are directed by RSCS for cheese, meat and certain other commodities to help reduce the price volatility of those commodities from period-to-period. Based on information provided by RSCS, the RSCS expects to hedge approximately 30% to 50% of the Pizza Hut system’s anticipated cheese purchases for fiscal 2017 through a combination of derivatives taken under the direction of the RSCS. Additionally, the RSCS has entered into contractual pricing arrangements with the supplier to restaurants in the Pizza Hut system on cheese purchases that may cause the prices paid by us to exceed or be less than the current block cheese price.
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
Included within OROE are royalties paid to Pizza Hut, Inc. (“PHI”). For fiscal 2012 through fiscal 2014, PHI offered development incentives totaling $80,000 per new unit developed (“Development Incentives”), subject to certain threshold criteria. Additionally, PHI offered development incentives totaling $10,000 per unit converted to the WingStreet platform for fiscal 2013 through fiscal 2015 (“WingStreet Incentives”). These incentives were recorded as a reduction to OROE in the year the qualifying asset was opened or the conversion completed.
We developed or relocated 36 units during fiscal 2014, qualifying us for Development Incentives of $2.9 million. We converted 83 units and 281 units during fiscal 2015 and fiscal 2014, respectively, that were eligible for the incentive and earned WingStreet Incentives of $0.8 million and $2.8 million, respectively.

Royalties paid to PHI are impacted by changes in royalty rates under our existing franchise agreements. Our blended average Pizza Hut royalty rate (excluding Development Incentives and WingStreet Incentives) as a percentage of total Pizza Hut sales was 4.9% for fiscal 2014 through fiscal 2016. Effective January 1, 2020, for approximately 28% of our Delco’s which currently operate under our existing territory franchise agreements, the royalty rates are scheduled to increase from 4.50% to 4.75% and, effective January 1, 2030, these rates will increase to 5.0%.
Our blended average Wendy’s royalty rate as a percentage of total Wendy’s sales was 3.8% for fiscal 2016 and 3.9% for fiscal 2015 and fiscal 2014.
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
General Economic Conditions and Consumer Spending
Changes in general economic conditions can have a significant impact on consumer spending. Wage stagnation, higher healthcare costs and political and economic uncertainty, as partially mitigated by lower fuel prices and lower unemployment, appear to have negatively impacted consumer spending in some segments of the restaurant industry, including the segment in which we compete. Specifically, we believe pressures on low and lower-middle income customers continue to be significant, and we believe that these customers are particularly interested in receiving value at a reasonable price in the current environment.
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
Commodity Prices
For our Pizza Hut operations, commodity prices of packaging products (liner board) and ingredients such as cheese, dough (wheat), and meat, can vary. The prices of these commodities can fluctuate throughout the year due to changes in supply and demand. Our costs can also fluctuate as a result of changes in ingredients or packaging specified by PHI. For fiscal 2016, the block cheese price averaged $1.58 per pound, a decrease of $0.03 or 2% versus the average price for fiscal 2015. Additionally, meat prices decreased $0.10 per pound or approximately 6% versus the average price for fiscal 2015. For our Wendy’s operations, commodity prices of beef and chicken, packaging, potatoes and dairy can fluctuate throughout the year.

Based upon current market conditions, we currently expect overall ingredient inflation of approximately 2% to 3% for our Pizza Hut operations and approximately flat to 1% for our Wendy’s operations for fiscal 2017 as compared to fiscal 2016.

Labor Costs

The restaurant industry is labor intensive and known for having a high level of employee turnover given low hourly wages and the part-time composition of the workforce. To the extent that our Pizza Hut delivery sales mix increases due to changes in occasion mix or the acquisition of units, our labor costs would be expected to increase due to the more labor intensive nature of the delivery transaction. Direct labor is highly dependent on federal and state minimum wage rate legislation given the vast majority of workers are hourly employees whose compensation is either determined or influenced by the minimum wage rate. Certain states’ minimum wage rates are adjusted annually for inflation. These increases in state minimum wage rates are currently expected to increase direct labor expense by approximately $1.2 million in fiscal 2017. However, federal, state and local initiatives and proposals could be adopted and further increase minimum wage rates, which could be material to our operations.
On May 18, 2016, the Department of Labor (“DOL”) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (“FLSA”). The new rule would increase the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this proposal would increase the salary threshold from $23,660 to $47,476 per year. These regulations were to become effective December 1, 2016. However, on November 22, 2016, the U.S. District Court for the Eastern District of Texas issued a preliminary injunction, preserving the status quo while the court determines the DOL’s authority to make the final rule as well as the final rule’s validity. Based upon our current evaluation, without taking mitigating steps, we currently expect that if the FLSA overtime exemption requirements are instituted, it will increase our future costs but we are currently unable to quantify the amount of the impact with a high degree of certainty.
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

Franchise Rights. Franchise rights are amortized over their useful lives using the straight-line method. We review franchise rights for indicators of impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the franchise rights may not be recoverable. If an indicator of impairment exists, the cash flows of the DMA for our Pizza Hut units or store cash flows for our Wendy’s units, that support the franchise rights are reviewed to determine whether the carrying amount of the asset is recoverable based on an undiscounted cash flow method. The underlying estimates of cash flows are developed using historical results projected over the remaining term of the agreements.The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future cash flows. A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of the business, which could have a material impact on our business, results of operations and financial condition. As of December 27, 2016 we had $618.3 million in franchise rights, (see Note 5 of the Notes to Consolidated Financial Statements - Goodwill and Other Intangible Assets).
Goodwill. We have two operating segments (our Pizza Hut and Wendy’s operations) and two reporting units for purposes of evaluating goodwill for impairment. Goodwill was $296.1 million as of December 27, 2016, consisting of $290.5 million for our Pizza Hut segment and $5.6 million for our Wendy’s segment.
Goodwill primarily originated with the December 28, 2011 acquisition of Holdings by NPC Holdings. Additional goodwill was recorded in connection with the acquisition of Wendy’s units during fiscal 2013 through fiscal 2016.
We assess goodwill, which is not subject to amortization, for impairment annually in the second quarter and at any other date when events or changes in circumstances indicate that potential impairment is more likely than not and that the carrying amount of goodwill may not be recoverable. Management judgment is a significant factor in determining whether an indicator of impairment has occurred. We performed our annual test on our Pizza Hut and Wendy’s reporting units during the second quarter of fiscal 2016. We performed qualitative assessments on our Pizza Hut and Wendy’s reporting units. The qualitative assessments included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, changes in management and key personnel, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, consumer behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessments performed during the second quarter of fiscal 2016, it was concluded that it was more-likely-than-not that the fair values of the Pizza Hut and Wendy’s reporting units were greater than their respective carrying values. The qualitative assessment is highly subjective and requires significant judgment, and assessments in future periods may result in different conclusions as to the fair values of the Pizza Hut and Wendy’s reporting units.
We performed our annual test on our Pizza Hut reporting unit during the second quarter of fiscal 2016 as noted above. Additionally, as a result of negative comparable store sales in our Pizza Hut operations, we performed a quantitative assessment in the fourth quarter of fiscal 2016 and estimated the fair value of our Pizza Hut reporting unit using the discounted expected future cash flows. As a result of this quantitative assessment, we concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value, although there was a significant decline in the fair value of the reporting unit when compared to the quantitative assessment performed in the second quarter of fiscal 2015. The determination of the estimated fair value of the Pizza Hut reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and continued negative comparable store sales could result in an impairment charge in fiscal 2017 or a future fiscal period. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the Pizza Hut reporting unit for reasonableness.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the allocation of the purchase price for acquisitions in fiscal 2016 and fiscal 2014.
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
A 10% change in our self-insured liabilities estimates would have affected net earnings by approximately $3.0 million for the fiscal year ended December 27, 2016. See Note 11 - "Insurance Reserves" of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data.
Recently Issued Accounting Statements and Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard which will become effective for the Company beginning with the first quarter of fiscal 2018. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Under the proposal, early application would be permitted, but not before the original effective date. The Company is evaluating the effect that ASU 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures as well as the expected timing and method of adoption. Based on a preliminary assessment, the adoption of this guidance is not expected to impact our recognition of sales and fees and other income.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a lease liability and a right of use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 35): Simplifying the Test for Goodwill Impairment , or ASU 2017-04. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. ASU 2017-04 is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

Results of Operations

Activity with respect to unit count is set forth in the table below

	52 Weeks Ended
Consolidated	December 27, 2016	December 29, 2015	December 30, 2014
Beginning of period	1,395	1,420	1,354
Acquired	42	—	56
Developed(1)	50	16	37
Closed(1)	(77)	(41)	(27)
End of period	1,410	1,395	1,420

Equivalent units(2)	1,395	1,404	1,378

Pizza Hut
Beginning of period	1,251	1,277	1,263
Acquired	—	—	—
Developed(1)	48	13	36
Closed(1)	(73)	(39)	(22)
End of period	1,226	1,251	1,277

Equivalent units(2)	1,234	1,262	1,262

Wendy’s
Beginning of period	144	143	91
Acquired	42	—	56
Developed(1)	2	3	1
Closed(1)	(4)	(2)	(5)
End of period	184	144	143

Equivalent units(2)	161	142	116

(1)
For the Pizza Hut operations for fiscal 2016, fiscal 2015 and fiscal 2014, 44 units, nine units and 15 units, respectively, were relocated or rebuilt and are included in both the developed and closed totals above. The Pizza Hut closed units for fiscal 2016 include one unit which is being relocated and will re-open upon completion. For the Wendy’s operations for fiscal 2016, fiscal 2015 and fiscal 2014, one unit was relocated or rebuilt and is included in both the developed and closed totals above for each of these fiscal years.

(2)
Equivalent units represent the number of units open at the beginning of a given period, adjusted for units opened, closed, temporarily closed, acquired or sold during the period on a weighted average basis.

Sales by occasion are set forth in the table below:

	December 27, 2016	December 29, 2015	December 30, 2014
Pizza Hut Sales by occasion:
Carryout	47%	46%	47%
Delivery	42%	42%	40%
Dine-in	11%	12%	13%

Wendy’s sales by occasion:
Pick-up window	69%	67%	65%
Counter service	31%	33%	35%
The table below presents (i) comparable store sales indices, (ii) selected restaurant operating results as a percentage of net product sales and (iii) sales by occasion for the 52 weeks ended December 27, 2016, December 29, 2015 and December 30, 2014:

	52 Weeks Ended
Consolidated	December 27, 2016	December 29, 2015	December 30, 2014
Net product sales, (in thousands)	$1,180,596	$1,170,071	$1,128,215
Fees and other income, (in thousands)	$55,972	$53,228	$51,682
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.8%	29.3%	31.2%
Direct labor	29.6%	29.8%	29.7%
Other restaurant operating expenses	33.2%	33.3%	33.2%

Pizza Hut
Comparable store sales	(1.2)%	(0.3)%	(3.7)%
Net product sales, (in thousands)	$942,820	$966,778	$968,419
Fees and other income, (in thousands)	$55,972	$53,228	$51,682
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	28.3%	28.6%	30.8%
Direct labor	30.4%	30.3%	29.8%
Other restaurant operating expenses	34.2%	34.0%	33.9%

Wendy’s
Comparable store sales	1.1%	2.8%	N/A(1)
Net product sales, (in thousands)	$237,776	$203,293	$159,796
Net product sales	100%	100%	100%
Direct restaurant costs and expenses(2):
Cost of sales	31.0%	32.4%	33.5%
Direct labor	26.6%	27.5%	28.9%
Other restaurant operating expenses	29.6%	29.7%	29.1%

(1)
For fiscal 2014, the comparable store sales include Pizza Hut locations only as comparable store sales for our Wendy’s operations would include only the 35 Wendy’s units acquired in July 2013 and are not a meaningful representation of the sales for our Wendy’s units.

(2)	Stated as a percentage of net product sales.

Fiscal 2016 Compared to Fiscal 2015

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for fiscal 2016 compared to fiscal 2015 were $942.8 million and $966.8 million, respectively, a decrease of $24.0 million or 2.5%, resulting largely from a decline in comparable store sales of 1.2% and a 2.2% decline in equivalent units.
Fees and Other Income. Fees and other income were $56.0 million for fiscal 2016, compared to $53.2 million for the prior year, an increase of $2.8 million or 5.2%, largely due to increased customer delivery fees.
Cost of Sales. Pizza Hut cost of sales was $266.7 million for fiscal 2016, compared to $276.4 million for the prior year for a decrease of $9.7 million or 3.5%. Cost of sales decreased 0.3%, as a percentage of net product sales, to 28.3%, compared to 28.6% in the prior year largely due to lower ingredient costs, primarily dough and cheese.
Direct Labor. Pizza Hut direct labor costs for fiscal 2016 as compared to the prior year were $286.5 million and $292.8 million, respectively, a decrease of $6.3 million, or 2.1%. Direct labor costs were 30.4% of net product sales for fiscal 2016, a 0.1% increase compared to the prior year. This increase was primarily due to deleveraging of fixed labor costs due to comparable store sales decline which were partially offset by increased productivity.
Other Restaurant Operating Expenses. OROE for our Pizza Hut units for fiscal 2016 were $322.0 million compared to $328.8 million for the prior year, a decrease of $6.8 million or 2.1%. OROE as a percentage of net product sales were 34.2% of net product sales for fiscal 2016 compared to 34.0% for the prior year, an increase of 0.2%.
Significant changes in OROE for our Pizza Hut units as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 52 weeks ended December 29, 2015	34.0%
Depreciation and amortization expense	0.4
Restaurant manager bonuses	0.1
Insurance expense	(0.6)
Other	0.3
OROE as a percentage of net product sales for the 52 weeks ended December 27, 2016	34.2%
Depreciation and amortization expense included in OROE for our Pizza Hut operations was $38.7 million or 4.1% of net product sales for fiscal 2016 compared to $35.5 million or 3.7% of net product sales for the prior year. This increase was largely due to the remodel and relocation initiative under the Asset Partner Plan.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for the fiscal 2016 compared to the fiscal 2015 were $237.8 million and $203.3 million, respectively, an increase of $34.5 million or 17.0%, primarily due to the acquisition of 42 Wendy’s restaurants in two transactions during fiscal 2016 (the “Wendy’s acquisitions”) with sales of $31.9 million and comparable store sales growth of 1.1%.
Cost of Sales. Wendy’s cost of sales for fiscal 2016 as compared to the prior year, was $73.7 million and $66.0 million, respectively, an increase of $7.7 million primarily due to the Wendy’s acquisitions. Cost of sales decreased 1.4% as a percentage of net product sales, to 31.0%, compared to 32.4% in the prior year largely due to lower ingredient costs, primarily beef.
Direct Labor. Wendy’s direct labor costs for fiscal 2016 as compared to the prior year, were $63.3 million and $56.0 million, respectively, an increase of $7.3 million primarily due to the Wendy’s acquisitions. Direct labor costs were 26.6% of net product sales for fiscal 2016, a 0.9% decrease compared to the prior year largely due to improved labor efficiency and lower workers’ compensation expense.
Other Restaurant Operating Expenses. Wendy’s OROE for fiscal 2016 were $70.4 million compared to $60.4 million for the prior year, an increase of $10.0 million primarily due to the Wendy’s acquisitions. OROE decreased 0.1% as a percentage of net product sales, to 29.6% of net product sales for fiscal 2016, compared to 29.7% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 52 weeks ended December 29, 2015	29.7%
Depreciation and amortization expense	0.6
Insurance expense	(0.2)
Real estate taxes	(0.2)
Other	(0.3)
OROE as a percentage of net product sales for the 52 weeks ended December 27, 2016	29.6%
Depreciation and amortization included in OROE for our Wendy’s operations was $12.4 million or 5.2% of net product sales for fiscal 2016 compared to $9.3 million or 4.6% of net product sales for the prior year, an increase of 0.6% of net product sales. This increase was largely due to increased capital expenditures and the Wendy’s acquisitions.
Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for fiscal 2016 were $76.6 million compared to $71.6 million for the prior year, an increase of $4.9 million or 6.9%. This increase was primarily due to higher credit card processing fees largely due to the Wendy’s acquisitions, increased field personnel and support costs and higher incentive compensation as a result of improved financial performance.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for fiscal 2016 was $22.0 million compared to $21.2 million for the prior year, an increase of $0.8 million.

Net Facility Impairment and Closure Costs. During fiscal 2016 we recorded $4.9 million of expense compared to $7.5 million of expense for the same period of the prior year. Fiscal 2016 included $3.4 million for Pizza Hut closure charges and asset impairment charges of $1.5 million for underperforming units ($1.0 million for our Pizza Hut operations and $0.5 million for our Wendy’s operations). The prior year included asset impairment charges of $6.3 million for underperforming units ($5.0 million for our Pizza Hut operations and $1.3 million for our Wendy’s operations) and $1.2 million for closure charges.

Interest Expense. Interest expense was $44.8 million for fiscal 2016 compared to $41.8 million for the prior year, an increase of $3.0 million. Our cash borrowing rate increased 0.5% to 6.8% for the 52 weeks ended December 27, 2016 as compared to the prior year as a result of the amendment to the credit agreement for the term loan completed in the fourth quarter of fiscal 2015. Our average outstanding debt balance decreased $6.5 million to $588.1 million for the 52 weeks ended December 27, 2016 as compared to the prior year. Interest expense included $4.2 million and $4.0 million for amortization of deferred debt issuance costs for fiscal 2016 and fiscal 2015, respectively.
Income Taxes. For fiscal 2016, we recorded an income tax benefit of $2.7 million compared to an income tax benefit of $5.8 million for the prior year. The income tax benefit for fiscal 2016 primarily related to federal employment-related tax credits in relation to lower taxable income.
The tax benefit for fiscal 2015 primarily related to federal employment-related tax credits in relation to lower taxable income. The benefit also included adjustments to deferred taxes for a change in the applicable state income tax rate and other adjustments related to the filing of the 2014 federal and state tax returns during the third quarter of 2015.
Net Income. Net income for fiscal 2016 was $8.7 million compared to $6.7 million for the prior year, an increase of $2.0 million. The increase in net income is primarily attributable to improved restaurant profitability largely due to decreases in ingredient costs and labor efficiencies as compared to the prior year and the Wendy’s acquisitions in fiscal 2016, which were partially offset by higher general and administrative expenses, increased interest expense and higher income taxes.

Fiscal 2015 Compared to Fiscal 2014

Our Pizza Hut Operations
Net Product Sales. Our Pizza Hut net product sales for fiscal 2015 compared to the prior year were $966.8 million and $968.4 million, respectively, a decrease of $1.6 million or 0.2%, resulting largely from a decline in comparable store sales of 0.3%.
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
Direct Labor. Pizza Hut direct labor costs for fiscal 2015 as compared to the prior year were $292.8 million and $288.5 million, respectively, an increase of $4.3 million, or 1.5%. Direct labor costs were 30.3% of net product sales for fiscal 2015, a 0.5% increase compared to the prior year. This increase was primarily due to higher labor costs largely due to increased delivery sales mix, which is more labor intensive, increases in the state minimum wage rates and higher health insurance expense due to the Affordable Care Act which were partially offset by lower workers’ compensation expense.
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
Depreciation and amortization expense included in OROE for our Pizza Hut operations was $35.5 million or 3.7% of net product sales for fiscal 2015 compared to $40.3 million or 4.2% of net product sales for the prior year. This decrease in depreciation and amortization expense was primarily due to short-lived assets becoming fully depreciated during the fourth quarter of fiscal 2014 without replacement.
Our Wendy’s Operations
Net Product Sales. Wendy’s net product sales for fiscal 2015 compared to the prior year were $203.3 million and $159.8 million, respectively, an increase of $43.5 million or 27.2%, primarily due to the July 2014 acquisition of 56 Wendy’s restaurants and comparable store sales growth of 2.8%.
Cost of Sales. Wendy’s cost of sales for fiscal 2015 as compared to the prior year, was $66.0 million and $53.5 million, respectively, an increase of $12.5 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Cost of sales decreased 1.1% as a percentage of net product sales, to 32.4%, compared to 33.5% in the prior year largely due to favorable product mix and promotional strategies.
Direct Labor. Wendy’s direct labor costs for fiscal 2015 as compared to the prior year, were $56.0 million and $46.1 million, respectively, an increase of $9.9 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. Direct labor costs were 27.5% of net product sales for fiscal 2015, a 1.4% decrease compared to the prior year largely due to improved labor efficiency and lower workers’ compensation expense.
Other Restaurant Operating Expenses. Wendy’s OROE for fiscal 2015 were $60.4 million compared to $46.5 million for the prior year, an increase of $13.9 million primarily due to the July 2014 acquisition of 56 Wendy’s restaurants. OROE increased 0.6% as a percentage of net product sales, to 29.7% of net product sales for fiscal 2015, compared to 29.1% for the prior year.
Significant changes in OROE as a percentage of net product sales were as follows:

OROE as a percentage of net product sales for the 52 weeks ended December 30, 2014	29.1%
Depreciation and amortization expense	0.8
Utilities expense	(0.2)
OROE as a percentage of net product sales for the 52 weeks ended December 29, 2015	29.7%
Depreciation and amortization included in OROE for our Wendy’s operations was $9.3 million or 4.6% of net product sales for fiscal 2015 compared to $6.0 million or 3.8% of net product sales for the prior year, an increase of 0.8% of net product sales. This increase was largely due to increased capital expenditures.

Consolidated
General and Administrative Expenses. General and administrative (“G&A”) expenses for fiscal 2015 were $71.6 million compared to $63.2 million for the prior year, an increase of $8.4 million or 13.3%. This increase was largely due to higher incentive compensation as a result of improved financial performance, higher field personnel and support costs and higher salaries expense.

Corporate Depreciation and Amortization. Corporate depreciation and amortization expense for fiscal 2015 was $21.2 million compared to $20.7 million for the prior year, an increase of $0.5 million.

Net Facility Impairment and Closure Costs. During fiscal 2015 we recorded $7.5 million of expense compared to $1.0 million of expense for the same period of fiscal 2014. Fiscal 2015 included asset impairment charges of $6.3 million for underperforming units ($5.0 million for our Pizza Hut operations and $1.3 million for our Wendy’s operations) and $1.2 million for closure charges. The prior year included $1.0 million of impairment and closure charges for our Pizza Hut operations.

Interest Expense. Interest expense was $41.8 million for fiscal 2015 compared to $41.1 million for the prior year, an increase of $0.7 million. Our cash borrowing rate was flat at 6.3% for fiscal 2015 as compared to the prior year. Our average outstanding debt balance increased $7.7 million to $594.6 million for fiscal 2015 as compared to the prior year, largely due to additional borrowings on our term loan during fiscal 2014 to fund the acquisition of 56 Wendy’s restaurants in July 2014. Interest expense included $4.0 million and $3.9 million for amortization of deferred debt issuance costs for fiscal 2015 and fiscal 2014, respectively.
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

Liquidity and Sources of Capital
Our short-term and long-term liquidity needs will arise primarily from: (1) interest and principal payments related to our senior secured credit facilities (“Senior Secured Credit Facilities”) and 10 1/2% Senior Notes due 2020; (2) capital expenditures, including new unit development, relocation, asset refurbishment and maintenance capital expenditures; (3) opportunistic acquisitions of Pizza Hut and Wendy’s restaurants or other acquisition opportunities; and (4) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures, acquisitions and working capital requirements principally from cash from operations, cash reserves and borrowings on our revolving credit facility (“Revolving Facility”). Future acquisitions, depending on the size, or new capital expenditure requirements may require borrowings beyond those available on our existing Revolving Facility and therefore may require further utilization of the additional remaining term loan borrowing capacity under our credit facility described below as well as other sources of debt or additional equity capital. Under our franchise agreements with PHI and Wendy’s, our franchisors have the right to institute asset standards which may be material to our business and could require significant capital outlay.

Our working capital was a deficit of $68.7 million at December 27, 2016. Like many other restaurant companies, we are able to operate and generally do operate with a working capital deficit because (i) restaurant revenues are received primarily in cash or by credit card with a low level of accounts receivable; (ii) rapid turnover results in a limited investment in inventories; and (iii) cash from sales is usually received before related liabilities for food, supplies and payroll become due. Because we are able to operate with minimal working capital or a deficit, we have historically utilized excess cash flow from operations and our Revolving Facility for debt reduction, capital expenditures and acquisitions, and to provide liquidity for our working capital needs. At December 27, 2016, we had $80.4 million of borrowing capacity available under our revolving credit facility net of $29.6 million of outstanding letters of credit. Although not required, we currently pay the next day for certain of our supply purchases in order to take advantage of a prompt-payment discount from our distributor. If we were to utilize the 30 day term of trade credit, it would increase our cash position by approximately $31.0 million but would have no impact on our working capital.
Cash flows from operating activities
Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two key factors that generally have the greatest impact on cash from operations. Cash provided by operating activities for fiscal 2016 of $79.6 million consisted of (i) net income of $8.7 million, (ii) non-cash adjustments to net income of $74.1 million, and (iii) negative changes in assets and liabilities of $3.3 million largely due to decreases in insurance reserves and other deferred liabilities and increased accounts receivable which were partially offset by increases in accrued liabilities and income taxes.
Cash provided by operating activities for fiscal 2015 of $79.9 million consisted of (i) net income of $6.7 million, (ii) non-cash adjustments to net income of $67.8 million, and (iii) positive changes in assets and liabilities of $5.4 million largely due to increased accounts payable, accrued interest due to increased insurance reserves and reductions in accounts receivable which were partially offset by accrued interest due to timing of interest payments.
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
Cash flows from investing activities
Cash flows used in investing activities were $94.3 million for fiscal 2016 consisting of $62.7 million of investments in capital expenditures and $44.2 million for the Wendy’s acquisitions which were partially offset by $10.4 million of proceeds from sale-leaseback transactions and $2.2 million of proceeds from the disposition of assets.
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

We currently expect our capital expenditure investment to be approximately $61.0 million to $67.0 million in fiscal 2017, consisting of approximately $40.0 million in our Pizza Hut operations and approximately $24.0 million in our Wendy’s operations.

Cash flows from financing activities
Net cash flows used in financing activities were $4.4 million for fiscal 2016 largely due to $4.3 million of principal payments on the term loan.
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

Outstanding borrowings under the Revolving Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin based upon a leverage ratio as defined in the credit agreement for the Senior Secured Credit Facilities. Availability under the Revolving Facility is reduced by letters of credit, of which $29.6 million were issued largely for self-insured risks at December 27, 2016. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets and is due September 28, 2018.

2015 - On December 10, 2015, the Company amended its Senior Secured Credit Facilities, increasing the spread over LIBOR by 0.75% to 3.75% on the Term Loan and 0.50% to 3.75% on the Revolving Facility and extended the maturity date on the Revolving Facility by nine months to September 28, 2018. As of December 27, 2016, the interest rate on the Revolving Facility for any outstanding borrowings would have been the prevailing LIBOR rate plus a spread of 3.75% for a combined interest rate of 4.51% per annum. As of December 27, 2016, the Term Loan was subject to a LIBOR floor of 1.00%, which resulted in a combined interest rate of 4.75% per annum.

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
Based upon the amount of excess cash flow generated during the applicable fiscal year and our leverage at fiscal year end, each of which is defined in the credit agreement governing the Term Loan, we may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. We made a mandatory pre-payment of $3.3 million on March 31, 2016 based on our fiscal 2015 results. We will not be required to make a mandatory prepayment in fiscal 2017 based upon our fiscal 2016 results.
We are in the process of a complete refinance of our existing capital structure and expect the transaction to occur during the second quarter at which time we will repay our existing debt.  The refinance will extend our maturity profile and provide liquidity and flexibility for the business to execute its long-term strategy.

Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure. We define Adjusted EBITDA as consolidated net (loss) income plus interest, income taxes, depreciation and amortization, facility impairment and closure costs, pre-opening expenses and certain other items of a non-operational nature. Adjusted EBITDA may not be similar to EBITDA measures of other companies. We have included Adjusted EBITDA as a supplemental disclosure because we believe that Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe the elimination of interest expense, depreciation and amortization, as well as income taxes and certain other items of a non-operational nature as noted in the table below, gives investors and management useful information to compare the performance of our core operations over different periods.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	52 Weeks Ended
	December 27, 2016	December 29, 2015	December 30, 2014
Net income	$8,729	$6,712	$1,672
Adjustments:
Interest expense	44,823	41,784	41,101
Income tax benefit	(2,743)	(5,768)	(8,446)
Depreciation and amortization	71,197	64,168	65,407
Pre-opening expenses and other	727	1,802	1,470
Net facility impairment and closure costs	4,898	7,469	980
Development and WingStreet Incentives	—	(835)	(5,710)
Non-GAAP adjusted EBITDA	$127,631	$115,332	$96,474

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

The following table reconciles our Adjusted EBITDA to Covenant EBITDA for the four most recent fiscal quarters ended December 27, 2016 (in thousands):

Four Most Recent Fiscal Quarters Ended
December 27, 2016
Covenant EBITDA (Non-GAAP):
Adjusted EBITDA (Non-GAAP)	$127,631
Adjustments:
Pro forma cost savings(1)	2,039
Sponsor fee(2)	1,008
Non-recurring charges(3)	330
Other(4)	5,058
Covenant EBITDA (Non-GAAP)	$136,066

(1)
Reflects prospective savings calculated in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated during the four most recent quarters ended December 27, 2016.

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

As of December 27, 2016, we were in compliance with all of the financial covenants under our Senior Secured Credit Facilities as defined above. Our ratios under the foregoing financial covenants in our Credit Agreement as of December 27, 2016 were as follows:

			Covenant requirement
	Actual		2016	2017	2018
Maximum leverage ratio	4.32x	Not more than	6.00x	5.75x	5.25x
Minimum consolidated interest coverage ratio	1.85x	Not less than	1.40x	1.40x	1.40x

Based upon current operations and our internal financial forecasts, we believe that our cash flows from operations, together with borrowings that are available under our Revolving Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, and scheduled principal and interest payments through the next 12 months. At December 27, 2016, we had $80.4 million of borrowing capacity available under our Revolving Facility net of $29.6 million of outstanding letters of credit. We will consider additional sources of financing to fund our long-term growth if necessary, including the $75.0 million of incremental term loan capacity that is potentially available under our Senior Secured Credit Facilities, subject to the terms of our Credit Agreement. Any utilization of the remaining additional term loan borrowing capacity under our Senior Secured Credit Facilities could result in a reset of the interest rate on our term loan borrowings, which would increase our borrowing costs from current market conditions.

Our Revolving Facility is due September 28, 2018 and our Term Loan is due December 28, 2018. We will be required to refinance the Revolving Facility and Term Loan prior to maturity, and we will be required to account for the principal outstanding under each facility as a current liability beginning one year prior to the maturity date of such facility. The availability of financing in the future to fund our long-term growth and to refinance our Senior Secured Credit Facilities may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing. Any additional debt incurred, beyond the parameters established in our Credit Agreement, or refinancing of any of our existing indebtedness may result in increased borrowing costs that are in excess of our current borrowing costs based on current credit market conditions. To the extent we cannot refinance our Senior Secured Credit Facilities prior to maturity on favorable terms or at all, our financial condition and results of operations may be materially adversely affected.

Contractual Obligations and Off Balance Sheet Arrangements

The following table discloses aggregate information about our contractual cash obligations as of December 27, 2016 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in millions)
Long-term debt	$586.9	$4.0	$392.9	$190.0	$—
Operating leases(1)	555.0	65.3	111.3	83.8	294.6
Interest payments	115.5	40.4	61.9	13.2	—
Facility upgrades(2)	218.6	38.5	58.5	53.3	68.3
Purchase and other obligations(3)	10.3	6.5	3.8	—	—
	$1,486.3	$154.7	$628.4	$340.3	$362.9
_____________________

(1)	Total minimum lease payments have been reduced by aggregate minimum sublease rentals of $0.6 million under operating leases due in the future under non-cancelable subleases.
(2) Includes capital expenditure requirements under our franchise agreements for asset upgrade requirements, IA’s and facility improvements, as well as development requirements (see Item 1, “Business-Franchise Agreements”). With respect to our Pizza Hut operations, amounts are presented under the timeline under the Asset Partner Plan agreement for us to remain in compliance with our franchise agreements. Our existing franchise agreements allow PHI to require us to remodel a number of assets per year beginning in 2016 that is greater than the number reflected in the Asset Partner Plan, which could be imposed by PHI if we fail to qualify for the Asset Partner Plan.

(3)	Purchase and other obligations primarily include amounts for obligations under service agreements.
Based on current unit counts for both Pizza Hut and Wendy’s, we expect to incur approximately $20.0 million in annual capital expenditures to maintain the Company’s assets in accordance with our standards. These amounts are not included in the above table.
Certain members of management purchased common stock of NPC Holdings for $4.2 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal 2016, the common stock held by management has a combined value of approximately $3.4 million to $4.1 million.
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
Letters of Credit. As of December 27, 2016, we had letters of credit, in the amount of $29.6 million, issued under our existing credit facility largely in support of self-insured risks.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate Risk. Our primary market risk exposure is interest rate risk. All of our borrowings under our Senior Secured Credit Facilities bear interest at a floating rate. As of December 27, 2016, we had $396.9 million in funded floating rate debt outstanding under our Senior Secured Credit Facilities. A 100 basis point increase in the floating rate would increase annual interest expense by approximately $4.0 million. However, under our Senior Secured Credit Facilities, we have a LIBOR floor of 1.00% as of December 27, 2016 on our LIBOR Term Loan borrowings. Therefore, current market rates would have to exceed 1.00% before we would realize variability on our interest expense.
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
The estimated increase in our consolidated food costs from a hypothetical 10% adverse change in the average cheese block price per pound would have been approximately $6.4 million for the 52 weeks ended December 27, 2016 without giving effect to the RSCS directed hedging programs.
Proteins, which primarily include beef, chicken and pork, represent approximately 18-22% of our consolidated cost of sales. The estimated increase in our food costs from a hypothetical 10% adverse change in the average price per pound for proteins would have been approximately $6.0 million for the 52 weeks ended December 27, 2016.

Item 8.	Financial Statements and Supplementary Data.
NPC RESTAURANT HOLDINGS, LLC
YEARS ENDED DECEMBER 27, 2016, DECEMBER 29, 2015 AND DECEMBER 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of NPC Restaurant Holdings, LLC:

We have audited the accompanying consolidated balance sheets of NPC Restaurant Holdings, LLC and subsidiaries as of December 27, 2016 and December 29, 2015, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 27, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPC Restaurant Holdings, LLC and subsidiaries as of December 27, 2016 and December 29, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
March 20, 2017

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 27, 2016	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$13,604	$32,717
Accounts and other receivables	10,053	7,278
Inventories	10,061	10,067
Prepaid expenses and other current assets	7,957	7,133
Assets held for sale	1,530	2,904
Income taxes receivable	1,163	3,016
Total current assets	44,368	63,115
Facilities and equipment, less accumulated depreciation of $201,208 and $163,993, respectively	229,547	203,468
Franchise rights, less accumulated amortization of $87,944 and $68,307, respectively	618,321	620,518
Goodwill	296,126	294,626
Other assets, net	28,773	28,969
Total assets	$1,217,135	$1,210,696
Liabilities and member’s equity
Current liabilities:
Accounts payable	$36,333	$34,926
Accrued liabilities	49,012	44,847
Accrued interest	12,041	11,436
Current portion of insurance reserves	11,671	12,829
Current portion of debt	3,990	4,158
Total current liabilities	113,047	108,196
Long-term debt	575,995	577,011
Other deferred items	42,023	40,834
Insurance reserves	18,816	21,203
Deferred income taxes	182,457	189,763
Total long-term liabilities	819,291	828,811
Commitments and contingencies
Member’s equity:
Membership interests (1,000 units authorized, issued and outstanding as of December 27, 2016 and December 29, 2015)	—	—
Member’s capital	284,797	273,689
Total member’s equity	284,797	273,689
Total liabilities and member’s equity	$1,217,135	$1,210,696
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	52 Weeks Ended
	December 27, 2016	December 29, 2015	December 30, 2014
Sales:
Net product sales	$1,180,596	$1,170,071	$1,128,215
Fees and other income	55,972	53,228	51,682
Total sales	1,236,568	1,223,299	1,179,897
Costs and expenses:
Cost of sales	340,453	342,345	351,504
Direct labor	349,801	348,795	334,670
Other restaurant operating expenses	392,401	389,187	374,680
General and administrative expenses	76,559	71,629	63,213
Corporate depreciation and amortization of intangibles	21,959	21,170	20,729
Net facility impairment charges	4,898	7,469	980
Other	(312)	(24)	(206)
Total costs and expenses	1,185,759	1,180,571	1,145,570
Operating income	50,809	42,728	34,327
Other expense:
Interest expense	44,823	41,784	41,101
Income (loss) before income taxes	5,986	944	(6,774)
Income tax benefit	(2,743)	(5,768)	(8,446)
Net income	$8,729	$6,712	$1,672

See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Total member’s equity
Balance at December 31, 2013	$265,213
Net income	1,672
Issuance of membership interests, net	140
Balance at December 30, 2014	267,025
Net income	6,712
Issuance of membership interests, net	(48)
Balance at December 29, 2015	273,689
Net income	8,729
Adjustment to Parent	2,439
Repurchase of membership interests, net	(60)
Balance at December 27, 2016	$284,797
See accompanying notes to the consolidated financial statements.

NPC RESTAURANT HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	52 Weeks Ended
	December 27, 2016	December 29, 2015	December 30, 2014
Operating activities
Net income	$8,729	$6,712	$1,672
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,197	64,168	65,407
Amortization of debt issuance costs	4,242	3,980	3,896
Deferred income taxes	(5,556)	(7,921)	(5,876)
Net facility impairment and closure costs	4,898	7,469	980
Other	(634)	69	(875)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(2,625)	2,950	227
Inventories	379	487	(1,887)
Prepaid expenses and other current assets	(261)	432	(802)
Accounts payable	1,407	82	4,509
Income taxes	1,853	(410)	(3,163)
Accrued interest	605	(1,629)	3,424
Accrued liabilities	2,245	597	1,576
Insurance reserves	(3,545)	3,381	4,045
Other deferred items	(2,987)	(158)	(2,360)
Other assets	(351)	(305)	(295)
Net cash provided by operating activities	79,596	79,904	70,478
Investing activities
Capital expenditures	(62,656)	(56,210)	(66,067)
Acquisition of Wendy’s businesses, net of cash acquired	(44,188)	—	(56,841)
Proceeds from sale-leaseback transactions	10,360	1,408	24,182
Purchase of assets for sale-leaseback	—	—	(1,736)
Proceeds from disposition of assets	2,161	1,590	3,144
Net cash used in investing activities	(94,323)	(53,212)	(97,318)
Financing activities
Borrowings under revolving credit facility	28,450	59,000	184,250
Payments under revolving credit facility	(28,450)	(59,000)	(191,250)
Payments on term bank facilities	(4,326)	(4,158)	(2,704)
Issuance of debt	—	—	40,000
Debt issue costs	—	(1,832)	(693)
Payment of accrued purchase price to sellers	—	—	(10,875)
Other	(60)	(48)	140
Net cash (used in) provided by financing activities	(4,386)	(6,038)	18,868
Net change in cash and cash equivalents	(19,113)	20,654	(7,972)
Beginning cash and cash equivalents	32,717	12,063	20,035
Ending cash and cash equivalents	$13,604	$32,717	$12,063
Supplemental disclosures of cash flow information:

Net cash paid for interest	$39,963	$39,274	$33,621
Net cash paid for income taxes	$1,348	$2,673	$3,516

Non-cash investing activities:
Accrued capital expenditures	$4,705	$3,350	$2,435
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

Pizza Hut operations. NPC is the largest Pizza Hut franchisee and the largest franchisee of any restaurant concept in the United States. The Company was founded in 1962 and, as of December 27, 2016 operated 1,226 Pizza Hut units in 27 states with significant presence in the Midwest, South and Southeast.

Wendy’s operations. As of December 27, 2016, the Company operated 184 Wendy’s units in five states. All of the Wendy’s restaurants are owned and operated by NPCQB and are primarily located in and around the Salt Lake City, Greensboro-Winston Salem, Raleigh-Durham and Kansas City metropolitan areas.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company operates two operating segments.
Fiscal Year. The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 each contained 52 weeks. For convenience, fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 are referred to as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
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
Royalty expense was included in other restaurant operating expenses and totaled $58.2 million for fiscal 2016 (4.7% of total sales), $58.0 million for fiscal 2015 (4.7% of total sales), and $56.3 million for fiscal 2014 (4.8% of total sales).
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
Accounting for Goodwill. The carrying value of the Company’s goodwill is included in the Pizza Hut and Wendy’s reporting units. The Company assesses goodwill, which is not subject to amortization, for impairment annually in its second quarter, and also at any other date when events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.  The Company performed its annual test on its Pizza Hut and Wendy’s reporting units during the second quarter of fiscal 2016. The Company performed qualitative assessments for its Pizza Hut and Wendy’s reporting units. The qualitative assessments included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, changes in management and key personnel, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, consumer behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessments performed during the second quarter of fiscal 2016, it was concluded that it was more-likely-than-not that the fair values of the Pizza Hut and Wendy’s reporting units were greater than their respective carrying values.
The Company performed its annual test on its Pizza Hut reporting unit during the second quarter of fiscal 2016 as noted above. Additionally, as a result of negative comparable store sales in its Pizza Hut operations, the Company performed a quantitative assessment in the fourth quarter of fiscal 2016 and estimated the fair value of the Pizza Hut reporting unit using the discounted expected future cash flows. As a result of this quantitative assessment, it was concluded that this reporting unit was not impaired and the fair value of this reporting unit exceeded its carrying value, although there was a significant decline in the fair value of the reporting unit when compared to the quantitative assessment performed in the second quarter of fiscal 2015. The determination of the estimated fair value of the Pizza Hut reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and continued negative comparable store sales could result in an impairment charge in fiscal 2017 or a future fiscal period. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the Pizza Hut reporting unit for reasonableness.
Fees and Other Income. Fees and other income are comprised primarily of delivery fees charged to customers, vending receipts and other fee income.
Advertising Costs. Advertising costs are expensed as incurred and are included in other restaurant operating expenses in the consolidated financial statements. The total amounts charged to advertising expense were $68.1 million, $68.5 million and $64.4 million for fiscal 2016, 2015 and 2014, respectively.
Pre-opening Expenses. Costs associated with the opening of new units and WingStreet unit conversions are expensed as incurred and are included with corporate depreciation and amortization expenses. Pre-opening expenses were $0.5 million, $0.4 million and $0.7 million for fiscal 2016, 2015 and 2014, respectively.
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
Amortization of $4.2 million, $4.0 million and $3.9 million was charged to interest expense during fiscal 2016, fiscal 2015, and fiscal 2014, respectively, related to these costs. Additionally, the Company had unamortized debt issuance costs of $8.5 million and $12.6 million at December 27, 2016 and December 29, 2015, respectively, included in Long-term Debt and Other Assets, net on the Company’s Consolidated Balance Sheet.
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
Recent Accounting Pronouncements Adopted. In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements.  This new standard was effective for the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). This update requires that entities with a classified balance sheet present all deferred tax assets and liabilities as noncurrent. For public business entities, ASU 2015-17 was effective for annual and interim periods for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This update can be applied on either a prospective or retrospective basis. The Company early adopted this standard during the fourth quarter of fiscal 2015, utilizing retrospective application as permitted.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As further reflected in Note 7, Debt, the Company adopted ASU 2015-03 during the first quarter of 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03 the Company reclassified unamortized debt issuance costs associated with its term loan and senior note obligations in its previously reported consolidated balance sheet as of December 29, 2015 as follows (in thousands):

	As presented December 29, 2015	Reclassifications	As adjusted December 29, 2015
Other assets	$39,063	$(10,094)	$28,969

Long-term debt	$587,105	$(10,094)	$577,011

Note 3 – Acquisitions and Purchase Accounting
2016 Acquisitions
In January 2016, NPCQB acquired three Wendy’s restaurants, including fee-owned properties, from a Wendy’s franchisee for approximately $8.0 million. During fiscal 2016, the Company sold two of the fee-owned properties for $4.0 million and leased them back and sold and leased back the remaining fee-owned property for $2.6 million in January 2017.
On July 25, 2016, NPCQB completed the acquisition of 39 Wendy’s restaurants, including four restaurants that were recently constructed, from a subsidiary of The Wendy’s Company (“Wendy’s”) for approximately $36.2 million, including amounts for working capital and development fees. The units are located in the Raleigh-Durham, North Carolina metropolitan area.
The asset acquisitions were funded with cash on hand. The acquisitions were accounted for using the purchase method of accounting. As a result of these acquisitions, purchase accounting adjustments were made to the underlying assets based upon the valuations. The total purchase price, net of cash acquired, was allocated as follows (in thousands):

Facilities and equipment	$24,376
Franchise rights	17,385
Goodwill	1,500
Other	927
Total purchase price	$44,188

All of the goodwill recognized will be deductible for income tax purposes. The weighted average amortization period assigned to the acquired franchise rights was approximately 19 years.
Pro Forma Impact of 2016 Wendy’s Acquisitions
The pro forma impact of these Wendy’s asset acquisitions on the results of operations is included in the table below for periods prior to the acquisition dates in which the acquisitions were not previously consolidated (in thousands). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	52 Weeks Ended
	December 27, 2016	December 29, 2015
Total sales	$1,273,509	$1,287,072
Net income	9,613	7,256
The Consolidated Statements of Operations for the 52 weeks ended December 27, 2016 included total sales of $31.9 million related to the Wendy’s units acquired during 2016. It is impracticable to disclose earnings for the post-acquisition period for these acquired units as earnings of such units are not tracked on an individual basis.

2014 Acquisition
Effective July 14, 2014, NPCQB completed the acquisition of 56 Wendy’s restaurants, including 20 fee-owned properties, from a Wendy’s franchisee for $56.8 million, including an adjustment for working capital. This acquisition was funded with $40.0 million of incremental term loan borrowings, borrowings from the Company’s revolving credit facility and cash on hand. The units are located in North Carolina and Virginia.
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

Note 4 –Facilities and Equipment
Net facilities and equipment consists of the following (in thousands):

	Estimated depreciable life	December 27, 2016	December 29, 2015
Land		$8,015	$6,504
Buildings and leasehold/land improvements	5-40 years	175,574	147,250
Furniture and equipment	3-10 years	238,054	205,985
Construction in progress		9,112	7,722
		430,755	367,461
Less accumulated depreciation		(201,208)	(163,993)
Net facilities and equipment		$229,547	$203,468
Depreciation expense is included in other restaurant operating expense and corporate depreciation and amortization. Depreciation expense totaled $52.6 million, $46.3 million and $48.1 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Note 5 – Goodwill and Other Intangible Assets
Changes in goodwill are summarized below (in thousands):

Balance December 30, 2014	$294,626
Fiscal 2015 activity	—
Balance December 29, 2015	294,626
Acquisition of Wendy’s businesses	1,500
Balance December 27, 2016	$296,126
Amortizable other intangible assets consist of franchise rights and leasehold interests. These intangible assets are amortized on a straight-line basis over the lesser of their economic lives or the remaining life of the applicable agreement. The weighted average amortization period for all intangible assets is as follows:

Years
Franchise rights, Pizza Hut operations	41
Franchise rights, Wendy’s operations	18
Favorable leasehold interests	16
Unfavorable leasehold interests	9
Intangible assets subject to amortization are summarized below (in thousands):

	December 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$706,265	$(87,944)	$618,321
Favorable leasehold interests	13,172	(5,030)	8,142
Unfavorable leasehold interests	(16,873)	9,830	(7,043)
	$702,564	$(83,144)	$619,420

	December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Franchise rights	$688,825	$(68,307)	$620,518
Favorable leasehold interests	13,850	(4,354)	9,496
Unfavorable leasehold interests	(17,105)	8,139	(8,966)
	$685,570	$(64,522)	$621,048

Amortization expense on intangible assets was $18.6 million, $17.9 million and $17.3 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Annual amortization during the next five fiscal years is expected to be as follows (in thousands):

Fiscal years:
2017	$18,900
2018	18,940
2019	19,015
2020	18,882
2021	19,125
Note 6 – Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 27, 2016	December 29, 2015
Payroll and vacation	$20,427	$19,279
Sales tax payable	5,516	5,648
Other	23,069	19,920
	$49,012	$44,847
Note 7 – Debt
The Company’s debt consisted of the following (in thousands):

	December 27, 2016	December 29, 2015
Term Loan	$396,936	$401,263
Unamortized debt issuance costs	(5,053)	(7,581)
Term Loan notes less unamortized debt issuance costs	391,883	393,682

Senior Notes	190,000	190,000
Unamortized debt issuance costs	(1,898)	(2,513)
Senior Notes less unamortized debt issuance costs	188,102	187,487

Revolving Facility(1)	—	—
	579,985	581,169
Less current portion	3,990	4,158
	$575,995	$577,011

(1)
At December 27, 2016, the Company had $80.4 million of borrowing capacity available under its Revolving Facility, net of $29.6 million of outstanding letters of credit. At December 29, 2015, the Company had $80.9 million of borrowing capacity available under its Revolving Facility, net of $29.1 million of outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

Fiscal years:
2017	3,990
2018	4,158
2019	388,788
2020	190,000
2021	—
$586,936

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
As of December 27, 2016, the interest rate on the Revolving Facility for any outstanding borrowings would have been LIBOR plus a spread of 3.75% for a combined interest rate of 4.51% per annum. As of December 27, 2016, the Term Loan was subject to a LIBOR floor of 1.00%, which resulted in a combined interest rate of 4.75% per annum.
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
Availability under the Revolving Facility is reduced by letters of credit, of which $29.6 million were issued at December 27, 2016. Commitment fees are paid equal to 0.50% of the unused balance of the Revolving Facility. Commitment fees and letter of credit fees are reflected as interest expense. The Revolving Facility is secured by substantially all of the Company’s assets.
On June 19, 2014, the Company issued $40.0 million of term loan debt under the existing credit facility’s $125.0 million term loan accordion feature, on the same terms as the Company’s existing Term Loan. This borrowing reduced the Company’s remaining available term loan accordion capacity to $85.0 million. The Company paid $0.7 million for transaction costs which were capitalized to debt issuance costs and are being amortized over the term of the related debt. The proceeds were used to partially fund the July 2014 acquisition of 56 Wendy’s units.
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
The Company’s debt facilities contain restrictions on additional borrowings, certain asset sales, dividend payments, certain investments and related-party transactions, as well as requirements to maintain various financial ratios. At December 27, 2016, the Company was in compliance with all of its financial debt covenants.
Based upon the amount of excess cash flow generated during the applicable fiscal year and the Company’s leverage at the fiscal year end, each of which is defined in the credit agreement governing the Term Loan, the Company may be required to make an excess cash flow mandatory prepayment. The excess cash flow mandatory prepayment is an annual requirement under the credit agreement and is due 95 days after the end of each fiscal year. The Company made a mandatory pre-payment of $3.3 million on March 31, 2016 based on its fiscal 2015 results. The Company will not be required to make a mandatory prepayment in fiscal 2017 based upon its fiscal 2016 results.

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
The following tables summarize the carrying amounts and fair values of certain assets at December 27, 2016 and December 29, 2015, (in thousands):

	December 27, 2016
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$11,268	$11,268	$—	$—
Fixed income(1)	$5,267	—	5,267	—
Money market fund(2)	$6,662	6,662	—	—

	December 29, 2015
		Fair Value Estimated Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Equities(1)	$10,385	$10,385	$—	$—
Fixed income(1)	3,748	—	3,748	—
Money market fund(2)	29,584	—	29,584	—

(1)
These investments relate to the Deferred Compensation Plan and the POWR Plan and are located in the other assets line item on the Consolidated Balance Sheets. The investments categorized as level 2 in the fair value hierarchy are valued by using available market information which includes quoted market prices for identical or similar assets in non-active markets.

(2)
At December 27, 2016 and December 29, 2015, $0.5 million and $1.5 million, respectively, related to the Deferred Compensation Plan and POWR Plan, and were located in the other assets line item on the Consolidated Balance Sheets. The remaining balances in the money market fund were short-term in nature and were classified in cash and cash equivalents on the Consolidated Balance Sheets.

The estimated fair value of the Company’s outstanding borrowings was as follows (in thousands):

	December 27, 2016	December 29, 2015
Term Loan	$393,867	$389,670
Senior Notes	193,992	195,087
Revolving Facility	—	$—
	$587,860	$584,757
Carrying value	$579,985	$581,169
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

Restaurant-level impairment charges are recorded in net facility impairment charges expense. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The table below summarizes restaurant-level impairment for the periods presented (in thousands):

	52 Weeks Ended
	December 27, 2016	December 29, 2015
Total asset impairments and closures	$4,898	$7,469
The remaining net book value of the above assets, subsequent to the impairments, was $1.7 million and $4.8 million, at December 27, 2016 and December 29, 2015, respectively.
Note 9 – Income Taxes
The (benefit) provision for income taxes for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 consisted of the following (in thousands):

	December 27, 2016	December 29, 2015	December 30, 2014
Current:
Federal	$1,959	$1,401	$(3,068)
State	854	752	498
Deferred:
Federal	(4,603)	(7,051)	(6,503)
State	(953)	(870)	627
Income tax benefit	$(2,743)	$(5,768)	$(8,446)
Items of reconciliation to the statutory rate (in thousands):

	December 27, 2016	December 29, 2015	December 30, 2014
Tax computed at U.S. federal statutory rate	$2,156	$330	$(2,371)
State and local income taxes (net of federal benefit)	56	82	(179)
Tax credits	(4,590)	(5,219)	(5,772)
Charitable contributions	(324)	(560)	(475)
Change in deferred rate	(453)	(464)	1,130
Uncertain tax positions released	(156)	(71)	(755)
Other	568	134	(24)
Income tax benefit	$(2,743)	$(5,768)	$(8,446)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 27, 2016	December 29, 2015
Assets:
General business credit carryforwards	$21,271	$18,915
Insurance reserves	10,903	11,843
Profit sharing and vacation	9,916	8,906
Unfavorable leasehold interests	2,145	2,815
Deferred rent	4,247	3,671
Other	2,112	2,193
Total deferred tax assets	50,594	48,343
Liabilities:
Depreciation and amortization	(226,672)	(231,500)
Debt refinancing	(756)	(1,136)
Favorable leasehold interests	(2,483)	(2,915)
Other	(3,140)	(2,555)
Total deferred tax liabilities	(233,051)	(238,106)
Net deferred tax liability	$(182,457)	$(189,763)
In assessing the realizability of deferred tax assets including general business credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 27, 2016 and December 29, 2015.
The Company files a consolidated US federal tax return with the parent company, NPC Holdings. The Company allocates taxes between it and the parent company utilizing the separate return method.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, (in thousands):

	December 27, 2016	December 29, 2015	December 30, 2014
Beginning balance	$2,685	$2,795	$3,977
Lapse of applicable statute of limitations, adjustment to Parent	(2,439)	(108)	—
Lapse of applicable statute of limitations	(269)	—	—
Additional interest / penalties accrued	23	(2)	143
Adjustments to prior year positions	—	—	(1,325)
Ending balance	$—	$2,685	$2,795

During the third quarter of fiscal 2016, the Company released a tax reserve of $2.4 million that was established during the Transactions. As this reserve was established related to an exposure for costs originally incurred by NPC Holdings and charged to equity, the release of this reserve was treated as an adjustment to equity.
The Company files income tax returns in the U.S. and various state jurisdictions. As of December 27, 2016, the Company is subject to examination in the U.S. federal tax jurisdiction for the 2013-2015 tax years. The Company is also subject to examination in various state jurisdictions for the 2012-2015 tax years.
At December 27, 2016, the Company had U.S. general business credit carryforwards of $21.3 million which if not used, begin to expire in 2032.

Note 10 – Commitments and Contingencies
Leases
The Company leases certain restaurant equipment and buildings under operating leases. Future minimum lease payments, including non-operating assets, at December 27, 2016 consisted of the following (in thousands):

Fiscal year
2017	$65,344
2018	60,467
2019	50,862
2020	45,124
2021	38,619
Thereafter	294,638
Total minimum lease commitments(1)	$555,054
_____________________
(1) Minimum lease payments have been reduced by aggregate minimum non-cancelable sublease rentals of $0.6 million.
The Company’s rent expense, including contingent rent based on a percentage of sales when applicable, is comprised of the following (in thousands):

	52 Weeks Ended
	December 27, 2016	December 29, 2015	December 30, 2014
Minimum rents	$69,177	$67,726	$64,273
Contingent rents	895	917	1,003
	$70,072	$68,643	$65,276

Franchise Agreement Asset Upgrade and Development Requirements
The 2003 territory and location franchise agreements allow PHI to require the Company to perform a remodel on up to 15% of its assets annually beginning in 2016. On April 12, 2016, the Company entered into an Amended Franchise Agreement with PHI which sets forth the terms of the Asset Partner Plan. The Asset Partner Plan governs the future asset upgrade requirements of the Company including remodel scope and timing of such actions, and supersedes the previous agreements relating to such upgrade requirements. The scope of the remodel requirements under the Asset Partner Plan vary based upon (i) the asset type, (ii) the date of the last asset action and (iii) in some cases population density. The Asset Partner Plan requires each qualifying franchisee in the system to remodel or rebuild 10% of its asset base annually through 2025; thereafter executing a minor remodel ten years after completing a major remodel and a major remodel seven years after completing a minor remodel on a continual cycle moving forward. The Company currently expects to incur average capital expenditures of approximately $20.0 million per annum through December 2026 to meet these requirements. The Company anticipates relocating most of its Dine-in assets to the more cost efficient Delco format in lieu of the Dine-in remodel option to ensure a more contemporary store base that better meets the needs of consumers in the markets it serves. The Delco format requires significantly less annual maintenance and operating costs . All assets constructed before 1980 will be required to be sunset no later than 2036. In the event the Company does not qualify or determines at a later time not to participate in the plan, PHI could require that the Company remodel or rebuild 15% of its assets annually in accordance with its franchise agreements.
NPCQB is required to complete Image Activations (“IA’s”), (defined as a refresh, remodel or scrape and rebuild) at certain of its Wendy’s units and currently expects to incur approximately $6.0 million per annum through December 31, 2020 to meet these requirements.
Other Commitments
Certain members of management purchased common stock of NPC Holdings for $4.2 million. Under the terms of the Stockholders Agreement of NPC Holdings, the common stock is required to be repurchased by NPC Holdings upon the termination of the employment of the employee. However, the amount of this liability is determined based upon the circumstances of the termination of employment. The Company does not have a contractual obligation to fund the purchase of the mandatorily redeemable stock; however, the Company could be required to provide a distribution to NPC Holdings to fund the repurchase in the event of an employee’s termination of employment from the Company. The value of this contingent obligation is subject to a formula defined in the Stockholders Agreement. Based on the financial results for fiscal 2016, the common stock held by management has a combined value of approximately $3.4 million to $4.1 million.
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
Legal Proceedings
On December 13, 2016, the United States District Court for the Western District of Tennessee granted conditional collective action certification under the Fair Labor Standards Act (FLSA) with respect to five lawsuits previously filed against the Company. The five lawsuits were filed against the Company on January 29 and 30, 2013, in the United States District Court for the Western District of Tennessee, as follows: Penley v. NPC Int’l Inc., Case No. 1:13-cv-01031-JDB-egb, Harris v. NPC Int’l, Inc., Case No. 1:13-cv-01033-JDB-egb, Gunn v. NPC Int’l, Inc., Case No. 1:13-cv-01035-JDB-egb, Jowers v. NPC Int’l, Inc., Case No. 1:13-cv-01036-JDB-egb, and Redmond v. NPC Int’l, Inc., Case No. 1:13-cv-01037-JDB-egb. The lawsuits are brought on behalf of the named plaintiffs as well as all similarly situated current and former shift managers (Penley), cooks (Harris), servers (Gunn), delivery drivers (Jowers), and customer service representatives (Redmond) employed by NPC. Each complaint states that the lawsuit is brought as a collective action under the FLSA to recover unpaid wages, minimum wages, and overtime wages. The complaints allege that NPC did not pay the employees for mandatory meetings and training and failed to pay them for all hours worked. The Gunn complaint additionally alleges that NPC did not comply with the tip credit provisions of the FLSA. In each case, the plaintiffs seek to recover unspecified damages related to unpaid wages, minimum wages, overtime wages, liquidated damages, pre- and post-judgment interest and attorneys’ fees and costs.
In connection with the grant of the conditional collective action certification under the FLSA on December 13, 2016, the Court ordered the parties to submit a joint proposed notice for approval by the Court no later than April 14, 2017. At that time, the Court will consider approval of that notice and then set deadlines for providing the names, last known addresses and telephone numbers for the potential opt-ins and posting notice at restaurants. The Court will then set a schedule for merits based discovery, decertification, pretrial and trial settings.
At this time, the Company is not able to predict the outcome of the lawsuits, any possible loss or possible range of loss associated with the lawsuits or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuits are wholly without merit and will defend itself from these claims vigorously.
Note 11 – Insurance Reserves

The Company recorded estimated liabilities for claims loss reserves of $30.5 million and $34.0 million at December 27, 2016 and December 29, 2015, respectively. These estimates are recorded net of amounts expected to be recovered from the third party insurance carrier for claims in excess of self-insured retentions of $7.5 million and $8.2 million at December 27, 2016 and December 29, 2015, respectively.
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
The following table summarizes stock option activity under the Plan during the 52 weeks ended December 27, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 29, 2015	279,300	$153
Granted	—
Exercised	—
Forfeited or expired	(9,936)	154
Outstanding at December 27, 2016	269,364	$153	5.7
Exercisable at December 27, 2016	95,425	$129	5.4
Under the Plan, options may be granted with respect to a maximum of 287,930 shares of common stock of the Parent, as adjusted during fiscal 2016. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of Directors of the Parent (the “Parent Board”). Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”); 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”); and 1% of the options issued under the Plan have no vesting period and are fully exercisable at the date of grant (“Series 3”). In each case for options subject to vesting, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 27, 2016, there were 18,566 shares of common stock available for future grant under the Plan.
Under their respective employment agreements, the following options have been granted to certain members of management:

	As of December 27, 2016	As of December 29, 2015
Series 1 Options	214,279	222,228
Series 2 Options	53,320	55,307
Series 3 Options	1,765	1,765
Total options granted	269,364	279,300
Total options exercisable	95,425	91,933
The exercise price of the Series 1 options was established based on the per share price of the common stock investment in the Parent at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. Based upon the financial performance of the Company in 2014, the Parent Board decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2015. This waiver was extended for fiscal 2016 and fiscal 2017 and the 9% per annum accretion rate is scheduled to resume on January 1, 2018. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of the Series 3 options was established as $100.00 per share. The exercise price of all options granted following the Acquisition was determined at the discretion of the Compensation Committee. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
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
As of December 27, 2016, 1,000 shares of Series 3 options had been exercised by management at the issued price. Based on the provisions of the Plan and the award agreements thereunder, all options granted have clearly defined and limited scenarios in which the option has value to the option holder. Specifically, the Stockholders Agreement prohibits the transfer or sale of shares to third parties without consent, which is at the sole discretion of the Parent and its majority owners. Further, there are no provisions in place under which an employee may require the Company to repurchase shares absent the occurrence of a triggering event (termination of employment or a Parent sale transaction). Therefore, the holder of either options or shares acquired upon exercise of those options can generally only monetize the options and/or sell the underlying shares upon occurrence of such an event, and upon the occurrence of such an event the options granted have the potential to yield value to each option holder only if the holder’s employment is terminated by the Company without cause or by the holder with good reason in certain situations (“Good Leaver Scenario”) or upon a Parent sale transaction. A Good Leaver Scenario is achieved when an event in the Company’s control, such as a base salary reduction or a forced relocation, occurs; all such events have been deemed improbable of occurrence for all option holders and are expected to continue to be deemed improbable until the time one such qualifying event occurs. Absent a Good Leaver Scenario, the Company can repurchase the underlying shares at the lower of original purchase price or the fair market value at the repurchase date if the option holders terminate employment at any time prior to a change in control. Due to the fact that an option holder would have no value for termination of employment for any other reason, and currently the Good Leaver Scenario and Parent sale transaction are not deemed probable, the Company has concluded a 100% forfeiture rate is appropriate, as the restriction on transferability and sale of underlying shares creates an in-substance service period and there is no assurance that the underlying stock related to the options will achieve any value above its original cost under these conditions prior to forfeiture or expiration. No options were granted during fiscal 2016.
The Company has benefit plans that include: a) a qualified retirement plan, b) a non-qualified Deferred Compensation Plan, and c) a non-qualified Profit Sharing Plan (“POWR Plan”). The Company has adopted the NPC International, Inc. 401(k) and Deferred Compensation Plan, to which the Company provides discretionary matching contributions. Contributions by the Company to these plans were $1.0 million for both fiscal 2016 and fiscal 2015 and $0.2 million for fiscal 2014. Additionally, the Company has adopted the POWR Plan, to which contributions are based on certain financial targets set by the Board each year. Financial targets are set for each of our Pizza Hut operations and Wendy’s operations. Under this plan, the Company accrued $1.8 million for fiscal 2016, $1.1 million for fiscal 2015 and no accrual for fiscal 2014, respectively. Generally, each of these accruals was paid during the first quarter of the following fiscal year. Annual contributions to these plans are net of employee forfeitures for that respective year. Contributions to these plans by the Company are maintained in a rabbi trust held with a third party administrator. The Company records the plan assets of these funds at the fair market value of the underlying investments at each reporting period. Investments held within the rabbi trust were $17.0 million and $15.6 million for fiscal years ended December 27, 2016 and December 29, 2015, respectively.
Note 13 – Related Party Transactions
Olympus Advisory Agreement. In connection with the Transactions, the Company entered into a management advisory agreement with the Sponsor. Under the agreement Olympus or its affiliates will continue to provide financial, investment banking, management advisory and other services on the Company’s behalf for an annual fee of $1.0 million, paid in quarterly installments in arrears on the last day of each calendar quarter. The Company accrues the fee ratably to general and administrative expense. The Sponsor will also receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded $1.0 million for Sponsor fees during each of the fiscal years 2016, 2015 and 2014, respectively.

Note 14 – Condensed Consolidating Financial Statements
NPC’s obligations under the Senior Notes and Senior Secured Credit Facilities are fully guaranteed by Holdings. As of the date hereof, Holdings’ only material asset is 100% of the stock of NPC. The remaining co-issuers with NPC, NPCQB and NPC Operating Company B, Inc. (“NPC Op Co B”) are 100% owned by NPC. NPC Op Co B does not have any assets or operations as of December 27, 2016 and has not had any cash flows during its existence. The subsidiary guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 27, 2016 and December 29, 2015, the 52-week periods ended December 27, 2016 and December 29, 2015 and December 30, 2014 (in thousands):
Condensed Consolidating Statements of Income

	52 Weeks Ended December 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$998,792	$237,776	$—	$—	$1,236,568
Total costs and expenses	—	963,617	222,142	—	—	1,185,759
Operating income	—	35,175	15,634	—	—	50,809
Interest expense	—	44,823	—	—	—	44,823
Equity in net income of subsidiary	8,729	10,110	—	—	(18,839)	—
Income before income taxes	8,729	462	15,634	—	(18,839)	5,986
Income tax (benefit) expense	—	(8,267)	5,524	—	—	(2,743)
Net income	$8,729	$8,729	$10,110	$—	$(18,839)	$8,729

	52 Weeks Ended December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,020,006	$203,293	$—	$—	$1,223,299
Total costs and expenses	—	984,526	196,045	—	—	1,180,571
Operating income	—	35,480	7,248	—	—	42,728
Interest expense	—	41,784	—	—	—	41,784
Equity in net income of subsidiary	6,712	4,978	—	—	(11,690)	—
Income (loss) before income taxes	6,712	(1,326)	7,248	—	(11,690)	944
Income tax (benefit) expense	—	(8,038)	2,270	—	—	(5,768)
Net income	$6,712	$6,712	$4,978	$—	$(11,690)	$6,712

	52 Weeks Ended December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Total sales	$—	$1,020,101	$159,796	$—	$—	$1,179,897
Total costs and expenses	—	988,819	156,751	—	—	1,145,570
Operating income	—	31,282	3,045	—	—	34,327
Interest expense	—	41,101	—	—	—	41,101
Equity in net income of subsidiary	1,672	1,640	—	—	(3,312)	—
Income (loss) before income taxes	1,672	(8,179)	3,045	—	(3,312)	(6,774)
Income tax (benefit) expense	—	(9,851)	1,405	—	—	(8,446)
Net income	$1,672	$1,672	$1,640	$—	$(3,312)	$1,672

Condensed Consolidating Balance Sheet

	December 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$42,188	$2,180	$—	$—	$44,368
Facilities and equipment, net	—	156,866	72,681	—	—	$229,547
Franchise rights, net	—	561,327	56,994	—	—	$618,321
Goodwill	—	290,502	5,624	—	—	$296,126
Investment in subsidiary	284,797	110,680	—	—	(395,477)	$—
Other assets, net	—	26,619	2,154	—	—	$28,773
Total assets	$284,797	$1,188,182	$139,633	$—	$(395,477)	$1,217,135
Liabilities and member’s equity:
Current liabilities	$—	$95,448	$17,599	$—	$—	$113,047
Long-term debt	—	575,995	—	—	—	575,995
Other liabilities and deferred items	—	51,791	9,048	—	—	60,839
Deferred income taxes	—	180,151	2,306	—	—	182,457
Member’s equity	284,797	284,797	110,680	—	(395,477)	284,797
Total liabilities and member’s equity	$284,797	$1,188,182	$139,633	$—	$(395,477)	$1,217,135

	December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Assets:
Current assets	$—	$58,620	$4,495	$—	$—	$63,115
Facilities and equipment, net	—	155,501	47,967	—	—	203,468
Franchise rights, net	—	577,097	43,421	—	—	620,518
Goodwill	—	290,502	4,124	—	—	294,626
Investment in subsidiary	273,689	76,784	—	—	(350,473)	—
Other assets, net	—	27,233	1,736	—	—	28,969
Total assets	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696
Liabilities and member’s equity:
Current liabilities	$—	$91,472	$16,724	$—	$—	$108,196
Long-term debt	—	577,011	—	—	—	577,011
Other liabilities and deferred items	—	55,589	6,448	—	—	62,037
Deferred income taxes	—	187,976	1,787	—	—	189,763
Member’s equity	273,689	273,689	76,784	—	(350,473)	273,689
Total liabilities and member’s equity	$273,689	$1,185,737	$101,743	$—	$(350,473)	$1,210,696

Condensed Consolidating Statements of Cash Flows

	52 Weeks Ended December 27, 2016
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$48,939	$30,657	$—	$—	$79,596
Investing activities:
Capital expenditures	—	(43,928)	(18,728)	—	—	(62,656)
Purchase of Wendy’s businesses assets, net of cash acquired	—	—	(44,188)	—	—	(44,188)
Investment in NPCQB	—	(44,276)	—	—	44,276	—
Return of investment in NPCQB	—	20,490	—	—	(20,490)	—
Proceeds from sale-leaseback transactions	—	1,452	8,908	—	—	10,360
Proceeds from sale or disposition of assets	—	1,755	406	—	—	2,161
Net cash flows used in investing activities	—	(64,507)	(53,602)	—	23,786	(94,323)
Financing activities:
Payments on term bank facilities	—	(4,326)	—	—	—	(4,326)
Investment from parent	—	—	44,276	—	(44,276)	—
Distribution to parent	60	(60)	(20,490)	—	20,490	—
Other	(60)	—	—	—	—	(60)
Net cash flows (used in) provided by financing activities	—	(4,386)	23,786	—	(23,786)	(4,386)
Net change in cash and cash equivalents	—	(19,954)	841	—	—	(19,113)
Beginning cash and cash equivalents	—	31,918	799	—	—	32,717
Ending cash and cash equivalents	$—	$11,964	$1,640	$—	$—	$13,604

	52 Weeks Ended December 29, 2015
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$58,703	$21,201	$—	$—	$79,904
Investing activities:
Capital expenditures	—	(38,262)	(17,948)	—	—	(56,210)
Return of investment in NPCQB	—	4,096	—	—	(4,096)	—
Proceeds from sale-leaseback transactions	—	1,408	—	—	—	1,408
Proceeds from disposition of assets	—	733	857	—	—	1,590
Net cash flows used in investing activities	—	(32,025)	(17,091)	—	(4,096)	(53,212)
Financing activities:
Payments on term bank facilities	—	(4,158)	—	—	—	(4,158)
Debt issue costs	—	(1,832)	—	—	—	(1,832)
Distribution to parent	148	(148)	(4,096)	—	4,096	—
Other	(148)	100	—	—	—	(48)
Net cash used in financing activities	—	(6,038)	(4,096)	—	4,096	(6,038)
Net change in cash and cash equivalents	—	20,640	14	—	—	20,654
Beginning cash and cash equivalents	—	11,278	785	—	—	12,063
Ending cash and cash equivalents	$—	$31,918	$799	$—	$—	$32,717

	52 Weeks Ended December 30, 2014
	Parent	Subsidiary	Subsidiary	Subsidiary
	Guarantor: Holdings	Issuer: NPC	Co-Issuer: NPCQB	Co-Issuer: NPC Op Co B	Eliminations	Consolidated
Operating activities:
Net cash flows provided by operating activities	$—	$48,402	$22,076	$—	$—	$70,478
Investing activities:
Capital expenditures	—	(54,971)	(11,096)	—	—	(66,067)
Acquisition of Wendy’s business, net of cash acquired	—	—	(56,841)	—	—	(56,841)
Investment in NPCQB	—	(57,002)	—	—	57,002	—
Return of investment in NPCQB	—	33,718	—	—	(33,718)	—
Proceeds from sale-leaseback transactions	—	—	24,182	—	—	24,182
Purchase of assets for sale-leaseback	—	—	(1,736)	—	—	(1,736)
Proceeds from sale or disposition of assets	—	3,093	51	—	—	3,144
Net cash flows used in investing activities	—	(75,162)	(45,440)	—	23,284	(97,318)
Financing activities:
Investment from parent	—	—	57,002	—	(57,002)	—
Distribution to parent	60	(60)	(33,718)	—	33,718	—
Payment of accrued purchase price to sellers	—	(10,875)	—	—	—	(10,875)
Net payments on debt	—	(9,704)	—	—	—	(9,704)
Issuance of debt	—	40,000	—	—	—	40,000
Other	(60)	(493)	—	—	—	(553)
Net cash flows provided by financing activities	—	18,868	23,284	—	(23,284)	18,868
Net change in cash and cash equivalents	—	(7,892)	(80)	—	—	(7,972)
Beginning cash and cash equivalents	—	19,170	865	—	—	20,035
Ending cash and cash equivalents	$—	$11,278	$785	$—	$—	$12,063

Note 15 – Subsequent Events
On January 20, 2017, NPC closed on an Asset Sale Agreement with a Pizza Hut franchisee and sold 72 Pizza Hut units primarily located in the Birmingham, Alabama area, for approximately $23.5 million.
Additionally, on March 6, 2017, the Company entered into an Asset Purchase Agreement with a Wendy’s franchisee, to acquire 62 Wendy’s restaurants for $52.6 million, plus amounts for working capital. NPC also agreed to acquire six fee-owned property locations for $3.6 million. This acquisition is expected to be funded primarily with available cash on hand and borrowings on the Company’s $110.0 million Revolving Facility. The Company currently expects the closing of the acquisition to occur in late April 2017, subject to customary conditions and approvals.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Form 10-K for fiscal 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 27, 2016.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant.
MANAGEMENT
The following table sets forth certain information with respect to our directors and executive officers as of March 10, 2017.

Name	Age	Position
Paul A. Rubin	54	Director
Robert Morris	62	Director
Louis J. Mischianti	57	Director
Evan Eason	42	Director
Charles W. Peffer	69	Director
James K. Schwartz	55	Chairman, President and Chief Executive Officer
Troy D. Cook	54	Executive Vice President-Finance and Chief Financial Officer
Linda L. Sheedy	48	Senior Vice President of Marketing
Lavonne K. Walbert	53	Senior Vice President of People Leadership
Michael J. Woods	55	Vice President of Information Technology
Jason P. Poenitske	43	Chief Accounting Officer
Randy Adams	57	Vice President of Operations - Wendy’s
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
James K. Schwartz joined us in 1991 as Vice President of Accounting and Administration. He was promoted to Vice President Finance, Treasurer and Chief Financial Officer in 1993. In 1995, he was promoted to President and Chief Operating Officer and then to Chief Executive Officer in 2004. He relinquished the title of Chief Operating Officer of NPC in September 2015 in connection with the promotion of J. D. Hedrick to that position. In 2006, he was given the additional responsibility of Chairman of the Board of Directors. He has served as a director since 1996. Mr. Schwartz is a Director of the RSCS Board and served as its Chairman in 2004-2005 and again in 2016-2017. He is actively involved in the Pizza Hut system and has served three full terms on the International Pizza Hut Franchise Holders Association board of directors, and the Pizza Hut Advertising Committee. In 2004, Mr. Schwartz was inducted into the Pizza Hut Franchisee Hall of Fame. In 2013, Mr. Schwartz was named the Ernst & Young Central Midwest Retail Entrepreneur of the Year. Mr. Schwartz earned a B.S. in Accounting and Business Administration from the University of Kansas in 1984 and has earned his certified public accounting certificate. He was named the University of Kansas School of Business Distinguished Alumnus in 2016. Mr. Schwartz’s qualification to serve on our Board of Directors is based on his extensive knowledge of NPC’s business and its industry, his management and financial experience and his proven track record of effective leadership of NPC’s business.
Troy D. Cook joined us in 1995 as Vice President Finance and Chief Financial Officer. He was promoted to Executive Vice President and Chief Financial Officer in 2007. Mr. Cook is a member of the RSCS cheese task force. Mr. Cook serves as a director for TGI Friday’s, a casual dining bar and grill. He is serving on the International Pizza Hut Franchise Holders Association board of directors and DigiCo, the digital marketing subcommittee of IPHFHA board of directors. Mr. Cook earned his B.S. in Accounting and Business Administration from the University of Kansas in 1985 and has earned his certified public accounting certificate.
Linda L. Sheedy joined us in 1998 as Vice President Marketing and was promoted to Senior Vice President of Marketing in 2011. Mrs. Sheedy serves on various Pizza Hut committees including the Beverage Committee and Marketing Advisory Council. Mrs. Sheedy has twenty-four years of marketing experience, with twenty-one years in the food service industry. Mrs. Sheedy earned a Bachelor of Journalism degree from the University of Missouri in 1990.

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
Michael J. Woods joined us in 2003 as Chief Information Officer (CIO). Prior to that he was with Hastings Entertainment, Inc., where he served as CIO from 1999 through 2003, and Vice President of Information Systems from 1992 through 1999. Mr. Woods holds an Associate of Arts Degree from the University of Maryland and served in the United States Army from 1981 through 1985.
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
Randy Adams joined us in 2015 as Vice President of Operations - Wendy’s. Prior to joining us, he was Division Vice President of Ace Cash Express, Dallas, Texas from 2013 through September 2015, where he was responsible for all operations of 750 retail check cashing/payday loan locations. Mr. Adams was with TMX Finance, Savannah, Georgia, where he served as Senior Vice

President from 2012 through 2013, and was responsible for all operations of 400 retail title loan stores. Mr. Adams was also with H&R Block, Kansas City, Missouri where he served as the Vice President Managing Director from 2007 through 2012, and was responsible for all operations of 2,000 company owned and 1,000 franchisee owned locations. Mr. Adams earned his Bachelor of Finance Degree from Kansas State University in Manhattan, Kansas and his Masters of Business Administration from Baker University in Overland Park, Kansas.
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
The term “Named Executive Officers” used in this discussion refers to James Schwartz, our Chairman, President and Chief Executive Officer, Troy Cook, our Executive Vice President - Finance and Chief Financial Officer, and our three other most highly compensated executive officers during fiscal 2016. These other Named Executive Officers include Randy Adams, Vice President of Operations - Wendy’s, Lavonne K. Walbert, Senior Vice President - People Leadership and J.D. Hedrick, Former Chief Operating Officer. Mr. Hedrick left NPC after the end of the 2016 fiscal year.
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
In conjunction with the acquisition on December 28, 2011 of Holdings, which owns all of the capital stock of NPC, by an affiliate of Olympus (the “Acquisition”), the employment agreements with Mr. Schwartz and Mr. Cook were amended and restated, effective as of the first day of fiscal 2012 (collectively, as amended from time to time, the “Amended and Restated Agreements”). The terms of the Amended and Restated Agreements were negotiated at arm’s length by Mr. Schwartz and Mr. Cook and their counsel, on the one hand, and Parent and its counsel, on the other hand. The Amended and Restated Agreements include a term of three years from the effective date of the Amended and Restated Agreement with successive two year renewal periods. Based on the terms of the Amended and Restated Agreements, the Compensation Committee has discretion to vary the amount and elements of compensation received by Mr. Schwartz and Mr. Cook only to the extent of increasing the minimum levels of such compensation beyond those specified in their respective employment agreements, except as described below and with certain exceptions for systematic reductions in certain compensation that also apply to other members of the management team. As discussed below, in February 2016, NPC entered into letter agreements with Mr. Schwartz and Mr. Cook amending their Amended and Restated Employment Agreements with respect to their bonus compensation opportunity for 2016.
In June 2014, NPC and Parent entered into an employment agreement with Mr. Hedrick, in connection with his hiring as our Senior Vice President of Operations - Wendy’s. In September 2015, Mr. Hedrick was promoted to Chief Operating Officer and the terms of his employment agreement were amended (“Amended Hedrick Agreement”). The terms of the Amended Hedrick Agreement were negotiated at arm’s length by Mr. Hedrick and his counsel, on the one hand, and NPC and its counsel, on the other hand. Based on the terms of the Amended Hedrick Agreement, the Compensation Committee had discretion to vary the amount and elements of compensation received by Mr. Hedrick only to the extent of increasing the minimum levels of such compensation beyond those specified in the employment agreement, with certain exceptions for systematic reductions in certain compensation that also apply to other members of the management team. In February 2016, NPC entered into a letter agreement with Mr. Hedrick amending the Amended Hedrick Agreement with respect to his bonus compensation opportunity for 2016. The terms of the Amended Hedrick Agreement and related agreements with Mr. Hedrick are further discussed below.
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
2016 Elements of Compensation
The principal components of compensation for the Named Executive Officers for the 2016 fiscal year are described below.
Annual Base Salary
Executive officers are paid a base salary as compensation for performance of their primary duties and responsibilities. The annual base salary of the Vice President of Operations - Wendy’s and Senior Vice President - People Leadership is recommended by the Chief Executive Officer to the Compensation Committee. Recommendations for salary include consideration of the following:

•	the level of salary needed to remain competitive with executives with similar positions by restaurant and retail companies with comparable dollar volume and numbers of units;

•	the nature and responsibility of the position;

•	the achievement of objective performance criteria specific to each position; and

•	subjective leadership criteria.
The annual base salaries for Mr. Schwartz and Mr. Cook were initially set by the Amended and Restated Agreements negotiated with the Parent. The annual base salary for Mr. Hedrick was initially set under the employment agreement entered into with Mr. Hedrick in 2014 and was increased by the Amended Hedrick Agreement in connection with his promotion in September 2015. The Named Executive Officers received merit increases in salary during the 2016 fiscal year ranging between 1% and 4% that were determined and approved by the Compensation Committee based on Company performance and the Committee's evaluation of individual performance.
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

With respect to the Company financial performance measures, the Compensation Committee has historically used a measure that is substantially similar to Adjusted EBITDA growth as one of the measures, due to its view that growth in Adjusted EBITDA is one of the most important measures of financial performance because it is closely related to increases in stockholder value. “Adjusted EBITDA (Incentive)” for an applicable fiscal year means the consolidated net income plus interest, income taxes, depreciation and amortization, facility impairment charges, pre-opening expenses, certain incentive compensation, and certain other items of a non-operational nature less development incentives, and an add back of the annual Olympus management fee of NPC and its subsidiaries on a consolidated basis for that fiscal year. Adjusted EBITDA (Incentive) is different in certain respects from other EBITDA-based measures utilized by the Company. Under the Amended and Restated Agreements, Adjusted EBITDA (Incentive) will be adjusted as determined in good faith by the Board of NPC in consultation with the Chief Executive Officer and Chief Financial Officer of the Company. Adjusted EBITDA (Incentive) is also a principal focus of our performance because it affects our debt service coverage and financial covenant compliance. In addition, Adjusted EBITDA (Incentive) is a performance measure that yields cash that may be used to pay down our debt more quickly, which is a primary objective as we are a highly leveraged entity. In addition to Adjusted EBITDA (Incentive), the Compensation Committee sets NPC’s compensation structure for certain Named Executive Officers based upon a broad set of performance measures that allows for growth and other objectives that are part of our strategic plan, which are further detailed below.
Under the Amended and Restated Agreements, Mr. Schwartz's and Mr. Cook's annual cash incentive compensation is based upon (i) Adjusted EBITDA (Incentive) Target achieved (50% weight); (ii) Revenue Target achieved (20% weight); (iii) Free Cash Flow Target achieved (20% weight); and (iv) 10% weight based on certain company objectives. For fiscal 2015, each of Mr. Schwartz and Mr. Cook waived the requirements of his Amended and Restated Agreement regarding cash incentive compensation and agreed that any bonus for 2015 would be as determined by the Compensation Committee in consultation with him. For fiscal 2016, each of Mr. Schwartz and Mr. Cook waived the requirements of his Amended and Restated Agreement regarding cash incentive compensation and signed a letter agreement agreeing that each respective executive’s annual cash incentive compensation for fiscal 2016 would be based solely upon the Adjusted EBITDA (Incentive) Target, which was approved by the Compensation Committee. Mr. Cook's letter agreement also provided that Mr. Cook's target bonus opportunity would be increased from 60% to 70% of base salary. These changes were made by the Compensation Committee to maintain the primary focus on achievement of Adjusted EBITDA (Incentive), which is based upon a measure of financial performance that the Company believes is closely related to increases in stockholder value. Adjusted EBITDA (Incentive) is also an important measure because it affects the Company’s debt service coverage and financial covenant compliance and yields cash to potentially pay down the Company’s debt more quickly. Mr. Schwartz was eligible to receive incentive cash compensation at Target equal to up to 100% of his base salary and Mr. Cook was eligible to receive incentive cash compensation at Target equal to up to 70% of his base salary.
For fiscal 2016 Mr. Hedrick was eligible to receive incentive cash compensation at Target equal up to 75% of his base salary under the terms of his amended employment agreement. Similarly, Mr. Hedrick’s annual cash incentive compensation was based solely upon Adjusted EBITDA (Incentive) Target achieved.
Payout for the above objective relative to Target was determined as follows:

Target Bonus Payout Based on % Performance Target Achieved
Adjusted EBITDA (Incentive) Performance Target	% of Target Compensation Earned
<93.4%	0%
93.5% - 94.9%	50% - 74.99%
95.0% - 99.9%	75% - 99.99%
100.0% - 104.9%	100% - 149.99%
105.0% - 109.9%	150% - 174.99%
>110%	175%

The amount of each Target Bonus Payout was defined in their respective employment agreements, as amended, and generally provided for an incremental adjustment in the amount of bonus based on the difference between actual performance achieved and the Target.

The NPC Adjusted EBITDA (Incentive) Target for fiscal 2016 was $125.2 million. The actual cash incentive paid to Mr. Schwartz and Mr. Cook for fiscal 2016 was $1,008,691 and $492,802, respectively. The actual cash incentive compensation paid to Mr. Hedrick for fiscal 2016 was $332,175.
The process employed by the Compensation Committee with respect to the other Named Executive Officers was similar to the process for Mr. Schwartz, Mr. Cook, and Mr. Hedrick. As noted above, we believe Adjusted EBITDA (Incentive) is a measure of financial performance that is closely related to increases in stockholder value, and as such will be assigned as the most heavily weighted bonus objective for all executive officers. However, for the remaining Named Executive Officers the Compensation Committee determined that bonus objectives tailored to achievement of key division/function initiatives applicable to the executive officers’ respective responsibilities would best accomplish the financial and other performance goals of NPC, which are further detailed below.
Mr. Adams is responsible for the operation oversight of our Wendy’s regions. For fiscal 2016, Mr. Adams was eligible to receive incentive cash compensation equal to up to 40% of his base salary, which was based upon (i) the NPCQB Adjusted EBITDA (Incentive) Target achieved (60% weight); (ii) increased sales, profit, and customer feedback results (30% weight); and (iii) top level rating from 3rd party restaurant evaluations (10% weight). The actual incentive cash compensation paid to Mr. Adams for each objective was: (i) $96,831; (ii) $38,732; and (iii) $12,911.
Ms. Walbert is responsible for the training and human resource management of all of our stores in operation. For fiscal 2016, Ms. Walbert was eligible to receive incentive cash compensation equal to up to 40% of her base salary, which was based upon (i) the Adjusted EBITDA (Incentive) Target achieved (70% weight); (ii) staffing, training, and retention metrics (10% weight); (iii) employee engagement survey improvements (10% weight); and (iv) successful implementation of the Company’s Intranet (10% weight). The actual incentive cash compensation paid to Ms. Walbert for each objective was: (i) $62,898; (ii) $0; (iii) $4,493; and (iv) $10,782 (discretionary).
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
The DCR Plan affords participants the opportunity to make two types of compensation deferral elections. First, each such participant may elect to defer all or a portion of his or her base salary. Second, the plan allows each such participant the opportunity to separately elect to defer all or a portion of his or her bonus compensation. As an incentive to participate in the DCR Plan, we match participant contributions on a discretionary basis up to 4% of the sum of the participant’s salary and bonus compensation, which if paid is contributed by NPC to the DCR plan on a bi-weekly basis. For fiscal 2016, the Company matched participant contributions. We also may provide additional discretionary contributions as a means of rewarding participants for their efforts with us. The amount of any discretionary contribution may vary from year to year based upon the NPC Board of Director’s assessment of those efforts made by DCR Plan participants and our financial needs; however, no such discretionary contributions were awarded during any of the years presented in the Summary Compensation Table. We believe that the level of employer-matching and additional discretionary contributions, if any, that we may make to the DCR Plan on behalf of our executive officers are comparable with similar companies who provide similar plans for retirement benefits for their executives under qualified retirement plan arrangements.
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

There are essentially two components to the POWR Plan. The first component provides participants with the opportunity to earn a contribution equal to a specified percentage of the participant’s annual base salary for that year if we meet the Adjusted EBITDA (Incentive) Target established by the NPC Board of Directors. Adjusted EBITDA (Incentive) Targets are established for each brand - Pizza Hut at NPC and Wendy's at NPCQB. In fiscal 2016 Mr. Adams participated in the POWR Plan at NPCQB and the remaining Named Executive Officers participated in the POWR Plan at NPC. This percentage is the same for each Named Executive Officer but varies between a 0-13.5% payout depending on the threshold and Adjusted EBITDA (Incentive) Targets achieved. Achievement of less than the Threshold Adjusted EBITDA (Incentive) Target, would result in a 0% payout; achievement of greater than the Threshold Adjusted EBITDA (Incentive) Target but less than the Adjusted EBITDA (Incentive) Target would result in a 9% payout; achievement exceeding the Adjusted EBITDA (Incentive) Target would result in a 13.5% payout. All participants are also eligible to participate in a “Gain Sharing Pool” which represents 5% of our Adjusted EBITDA (Incentive) that is in excess of the Gain Share Adjusted EBITDA (Incentive) Target that is set at the discretion of the NPC Board of Directors. Each participant’s share of this Gain Sharing Pool is based on the participant’s individual POWR Plan contribution amount, excluding any current year POWR Plan Plus contribution, compared to the total profit sharing contributions under the POWR Plan. The Threshold Adjusted EBITDA (Incentive) Target and Adjusted EBITDA (Incentive) Target used to make contributions to the POWR Plan for fiscal 2016 for NPC executives were $122.1 million and $125.2 million, respectively. For fiscal 2016 the Gain Share Adjusted EBITDA (Incentive) Target was the same as the Adjusted EBITDA (Incentive) Target, $125.2 million. The Threshold Adjusted EBITDA (Incentive) Target and Adjusted EBITDA (Incentive) Target used to make contributions to the POWR Plan for fiscal 2016 for NPCQB executives were $26.5 million and $27.1 million, respectively. Similarly, for fiscal 2016 the Gain Share Adjusted EBITDA (Incentive) Target was the same as the Adjusted EBITDA (Incentive) Target, $27.1 million. Contributions made under this first component vest at a rate of 25% each year over a four year period beginning with the year for which the contribution is earned. Participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service.
The second component of the POWR Plan provides an additional contribution, referred to in the plan as the “POWR Plus Contribution” that rewards participants in the plan who have at least ten years of service with us if the Adjusted EBITDA (Incentive) Target, as defined above, is met. This additional contribution level for all years presented is 5% of annual base salary for each Named Executive Officer. Because POWR Plan Plus Contributions are designed to reward loyal and faithful key employees who provide valuable service to us over an extended period of time, they will vest only upon 20 years of employment with us.
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

In recognition of participants’ efforts on behalf of the Company during fiscal 2014, the Compensation Committee decided to waive the 9% per annum accretion rate on the exercise price of all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2016, and has extended that waiver throughout 2017. The 9% per annum accretion rate is scheduled to resume on January 1, 2018.
Options grants will be made at the discretion and through approval of the Board of Directors of Parent to ensure that compensation to our Named Executive Officers provides appropriate incentives to the executives and aligns their interests with the holders of interests in the Company. No options were granted to Named Executive Officers in fiscal 2016.
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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 27, 2016, December 29, 2015, and December 30, 2014. The Named Executive Officers are NPC’s principal executive officer and principal financial officer, and the three other most highly compensated executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(h)(4)	(g)(5)	(h)(6)	(i)(7)	(j)
James K. Schwartz Chairman, President and Chief Executive Officer	2016	790,497	—	—	—	1,195,565	126,262	124,092	2,236,416
	2015	777,842	869,463	—	—	—	7,652	85,427	1,740,384
	2014	749,665	—	—	—	—	21,186	54,071	824,922

Troy D. Cook Executive Vice President - Finance and Chief Financial Officer	2016	547,373	—	—	—	623,228	112,027	91,032	1,373,660
	2015	523,885	375,522	—	—	—	8,235	65,354	972,996
	2014	505,232	—	—	—	—	17,894	66,611	589,737

Randy Adams Vice President of Operations - Wendy’s	2016	268,474	—	—	—	233,459	963	12,568	515,464

Lavonne K. Walbert Senior Vice President People Leadership	2016	227,535	10,782	—	—	121,072	23,074	12,348	394,811
	2015	218,535	112,102	—	—	—	616	8,537	339,790
	2014	210,802	—	—	—	—	4,210	1,899	216,911

J.D. Hedrick Former Chief Operating Officer	2016	446,244	—	—	—	415,869	12,250	31,679	906,042
	2015	404,563	198,926	—	—	409,844	—	25,274	1,038,607
	2014	190,898	243,750	—	—	—	—	167,898	602,546

(1)
Amounts shown are the cumulative base compensation earned by the Named Executive Officer throughout fiscal years 2016, 2015, and 2014. These amounts are not reduced by any deferral of compensation for those individuals participating in the Deferred Compensation and Retirement Plan.

(2)
Amounts shown in Column (d) as “Bonus” include the portion of bonus considered to be discretionary while performance based compensation was reported in Column (g) as “Non-Equity Incentive Plan Compensation.”. For fiscal year 2015, in addition to discretionary bonuses paid to the Named Executive Officers, Column (d) also includes contributions to NPC’s POWR Plan for each Named Executive Officer, except for Mr. Hedrick, because the contributions for fiscal year 2015 were discretionary based upon the Compensation Committee's evaluation of performance rather than based on specific performance criteria. The 2015 contribution to NPC’s POWR Plan for Mr. Hedrick was based on NPCQB Adjusted EBITDA Targets and included in Column (g) as “Non-Equity Incentive Plan Compensation.” Amounts contributed to the POWR Plan and earnings on the POWR Plan for fiscal year 2015 are set forth in footnote 5.

(3)	No stock awards were granted to any employee during any of the years presented.

(4)
No option awards were granted in fiscal 2016. For the options granted to each Named Executive Officer in fiscal 2015 and 2014, the Company is required to disclose the amount of the grant date fair value of options issued in the respective year, computed in accordance with FASB ASC Topic 718. Under the terms of the NPC International Holdings, Inc. Stock Option Plan and Stockholders Agreement, certain of these options have vesting conditions that trigger a fair value or formula valuation, depending on the vesting condition. The Company has determined that none of these vesting conditions was considered probable as of the grant date and at the end of all years presented; therefore, no value has been attributed to these options. There can be no assurance that value related to these options will ever be realized. In addition, certain options that were granted immediately vested upon grant. The options which vest at grant or may vest in the future upon satisfaction of vesting conditions have no value on the date of grant due to transfer restrictions and repurchase rights relating to the options. For a further description of the terms of stock options, see the discussion under “2016 Elements of Compensation” in Compensation Discussion and Analysis, and in Note 12 - Stock-based Compensation and Employee Benefit Plans, in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

(5)
Amounts include incentive compensation earned by the Named Executive Officers based on specific performance criteria, which is described in further detail under “2016 Elements of Compensation” in Compensation Discussion and Analysis, for fiscal years 2016, 2015 and 2014, respectively, and include cash incentive compensation earned as follows: Mr. Schwartz, $1,008,691, $0, and $0; Mr. Cook, $492,802, $0, and $0; Ms. Walbert, $67,391, $0, and $0; and Mr. Hedrick, $332,175, $335,918, and $0. Incentive compensation earned by Mr. Adams for fiscal 2016 was $148,474. All bonus amounts considered to be discretionary were not reported in Column (g) “Non-Equity incentive Plan Compensation” but are reported in Column (d) as “Bonus”. For fiscal 2015, annual incentive compensation for Mr. Schwartz, Mr. Cook, and Ms. Walbert was modified to a discretionary award, which is shown in Column (d) as “Bonus”. In addition to his annual incentive compensation, Mr. Hedrick earned bonus compensation in fiscal 2015, which is reported in Column (d) as “Bonus”. In addition, amounts shown in this column include contributions to NPC’s POWR Plan for each Named Executive Officer for fiscal years 2016 and 2014. Contributions to NPC’s POWR Plan for each Named Executive Officer, except for Mr. Hedrick, for fiscal year 2015 are reported in Column (d) as a “Bonus”, because the contributions for fiscal year 2015 were discretionary based upon the Compensation Committee's evaluation of performance rather based on specific performance criteria. Contribution to NPC’s POWR Plan for Mr. Adams for fiscal year 2016 is based on NPCQB Adjusted EBITDA (Incentive) Targets. Contribution to NPC’s POWR Plan for Mr. Hedrick for fiscal year 2015 is based on NPCQB Adjusted EBITDA Targets, and included in this column. Amounts contributed for fiscal years 2016, 2015 and 2014, respectively, were as follows: Mr. Schwartz, $186,874, $92,463, and $0; Mr. Cook, $130,426, $62,152, and $0; Ms. Walbert, $53,681, $25,704 and $0; and Mr. Hedrick, $83,694, $73,926, and $0. The amount of contributions to the NPCQB POWR Plan for Mr. Adams for fiscal 2016 was $84,985. Fiscal years 2016, 2015 and 2014 earnings, respectively, on the POWR Plan were as follows: Mr. Schwartz, $101,139, $40,173, and $55,750; Mr. Cook, $65,149, $25,823, and $35,836; Ms. Walbert, $23,058, $9,061, and $12,575; and Mr. Hedrick, $3,747, $0, and $0. Mr. Adams had no earnings on the POWR Plan for fiscal 2016. POWR Plan earnings are not included in amounts reported in Column (g) as “Non-Equity Incentive Plan Compensation;” however, any above market earnings on balances in the POWR Plan are reported in Column (h) as “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

(6)
Amounts represent above market earnings on compensation that is deferred outside of tax-qualified plans within NPC’s POWR Plan and the Deferred Compensation and Retirement Plan. Amounts reported were calculated as earnings on plan balances with returns exceeding 120% of the annual applicable federal rate, which was equal to 1.76%, 2.01%, and 2.06% for fiscal years 2016, 2015, and 2014, respectively.

(7)
This amount represents for fiscal 2016: (i) NPC contribution to the Deferred Compensation and Retirement Plan for all Named Executive Officers listed above, which were as follows: Mr. Schwartz, $62,306 Mr. Cook, $34,113; Mr. Adams, $12,568; Ms. Walbert, $12,348; and Mr. Hedrick, $31,679, and (ii) perquisites and other personal benefits. Under SEC Rules, companies are required to identify by type all perquisites and other benefits for a “named executive officer” if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual.

(a)
The aggregate value of perquisites and other personal benefits for Mr. Schwartz in fiscal 2016 was $61,786. This amount comprised: personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for long-term disability coverage; reimbursement for life insurance premiums; and reimbursement for biannual medical exam and related travel expenses.

(b)
The aggregate value of perquisites and other personal benefits for Mr. Cook in fiscal 2016 was $56,918. This amount comprised: personal use of NPC aircraft; a matching gift contribution; reimbursement for tax, financial planning and legal services; reimbursement for life insurance premiums; and reimbursement for biannual medical exam and related travel expenses.

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

For a further description of the elements of compensation of the Named Executive Officers and the terms of the employment agreements entered into with certain of the Named Executive Officers, see the discussion under “2016 Elements of Compensation” in Compensation Discussion and Analysis.

Grants of Plan-Based Awards in Fiscal 2016
The following table provides information on future payouts under the non-equity incentive plan awards and stock options granted in fiscal 2016 to each of our Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercises or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)		(d)		(e)		(f)	(g)	(h)	(i)	(j)	(k)	(l)
James K. Schwartz	12/30/2015	391,000	(1)	782,000	(1)	1,368,500	(1)	—	—	—	—	—	—	—
	12/30/2015	—		109,480	(3)	144,670	(3)	—	—	—	—	—	—	—
Troy D. Cook	12/30/2015	191,025	(1)	382,050	(1)	668,588	(1)	—	—	—	—	—	—	—
	12/30/2015	—		76,410	(3)	100,970	(3)	—	—	—	—	—	—	—
Randy Adams	12/30/2015	53,795	(2)	107,590	(2)	233,201	(2)	—	—	—	—	—	—	—
	12/30/2015	—		24,208	(3)	36,312	(3)	—	—	—	—	—	—	—
Lavonne K. Walbert	12/30/2015	40,434	(2)	80,869	(2)	131,637	(2)	—	—	—	—	—	—	—
	12/30/2015	—		31,449	(3)	41,558	(3)	—	—	—	—	—	—	—
J.D. Hedrick	12/30/2015	166,088	(1)	332,175	(1)	581,306	(1)	—	—	—	—	—	—	—
	12/30/2015	—		39,861	(3)	59,792	(3)	—	—	—	—	—	—	—

(1)
Amounts represent incentive compensation, which is defined by the employment agreements signed by Mr. Schwartz, Mr. Cook, and Mr. Hedrick, which equals a specified percentage for the threshold, target and maximum payout. For fiscal 2016, each of Mr. Schwartz, Mr. Cook and Mr. Hedrick waived the requirements of his employment agreement regarding cash incentive compensation and signed a Letter Agreement that each respective executive’s annual cash incentive compensation for fiscal 2016 would be based solely upon the Adjusted EBITDA (Incentive) Target. For discussion of these calculations see “2016 Elements of Compensation” in Compensation Discussion and Analysis. Based on fiscal 2016 results, Mr. Schwartz earned $1,008,691, Mr. Cook earned $492,802, and Mr. Hedrick earned $332,175.

(2)
Amounts represent the threshold, target and maximum incentive compensation for each of these Named Executive Officers for fiscal 2016. Actual incentive compensation earned based on fiscal 2016 results was as follows: Mr. Adams, $148,474 and Ms. Walbert, $67,391.

(3)
Amounts represent POWR Plan contributions, which equals a specified percentage for the threshold, target, and maximum payout as 0%, 9%, and 13.5% with a specified achievement of the Adjusted EBITDA (Incentive) Target. An additional contribution of 5% is made on behalf of executives with more than 10 years of tenure if the target or maximum incentive level is met. The above amounts do not include potential “Gain-Sharing Pool” contributions, which are further described in “2016 Elements of Compensation” in the Compensation Discussion and Analysis. Based on NPC and NPCQB fiscal 2016 results, all executives received contributions for the maximum award plus “Gain-Sharing Pool” contributions, which have been included within column (g), “Non-Equity Incentive Plan Compensation,” in the Summary Compensation Table. Current year contributions are also included in column (c), “Registrant Contributions in Last Fiscal Year” on the Non-Qualified Deferred Compensation table. The POWR Plan contribution will be made to the plan in fiscal 2017. These contributions are subject to certain vesting requirements, which are detailed in “2016 Elements of Compensation” in the Compensation Discussion and Analysis.

Outstanding Equity Awards at 2016 Fiscal Year End
The following table shows the number of exercisable and unexercisable options granted and held by our Named Executive Officers as of December 27, 2016:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)
James K. Schwartz	34,775	(1)	34,775	(1)	—	130	(1)	12/28/2021	—	—
	—		17,388	(2)	—	250		12/28/2021	—	—
Troy D. Cook	24,840	(1)	24,840	(1)	—	130	(1)	12/28/2021	—	—
	—		12,420	(2)	—	250		12/28/2021	—	—
Randy Adams	1,987	(1)	5,962	(1)	—	130	(1)	9/8/2025	—	—
	—		1,987	(2)	—	250		9/8/2025	—	—
Lavonne K. Walbert	5,465	(1)	5,464	(1)	—	130	(1)	1/11/2022	—	—
	—		2,732	(2)	—	250		1/11/2022	—	—
J.D. Hedrick	—		16,000	(1)	—	130	(1)	6/16/2024	—	—
	—		4,000	(2)	—	250		6/16/2024	—	—
	2,250	(1)	6,750	(1)	—	130	(1)	12/11/2025	—	—
	—		2,000	(2)	—	250		12/11/2025	—	—
	1,765	(3)	—		—	100		6/16/2024	—	—

(1)
Options granted that have a service period that vests ratably over a period of four years subject to the achievement of certain performance targets and allow for accelerated vesting for all unvested options in the event of a change in control. These options expire on the date shown in Column (f), which is ten years from the date of grant. The initial exercise price of $100 accretes at a rate equal to 9% per annum, compounded annually. In recognition of participants efforts on behalf of the Company during fiscal 2015, the Compensation Committee decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2016. This waiver was again reinstated for fiscal 2017 and the 9% per annum accretion rate is scheduled to resume on January 1, 2018.

(2)	Options granted that vest only upon a change in control of the entity. These options expire on the date shown in Column (f), which is ten years from the date of grant.

(3)	Options granted that are vested immediately upon the date of grant. These options expire on the date shown in Column (f), which is ten years from the date of grant.

In addition to the service period vesting footnoted above, each option and common share has a mandatory call provision, which results in a fair value or formula valuation depending on the performance condition, which is defined in the Stockholders Agreement. There was determined to be no compensation expense related to the options for fiscal 2016. Mr. Hedrick's options were forfeited when he left NPC after the end of the 2016 fiscal year.

Nonqualified Deferred Compensation in Fiscal 2016
The following table shows the executive contributions, earnings and account balances for the Deferred Compensation and Retirement Plan (“DCR Plan”) and the POWR Plan for all Named Executive Officers as of and for the fiscal year ended December 27, 2016:

Name	Plan Type	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate (Losses)/ Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
(a)		(b)		(c)		(d)		(e)	(f)
James K. Schwartz	DCR Plan	202,239	(1)	62,306	(1)	67,305	(2)	150,100	379,290	(1)
	POWR Plan	—		186,874	(3)	101,139	(2)	—	2,283,522	(4)
Troy D. Cook	DCR Plan	34,113	(1)	34,113	(1)	82,056	(2)	—	795,256	(1)
	POWR Plan	—		130,426	(3)	65,149	(2)	—	1,481,000	(4)
Randy Adams	DCR Plan	33,739	(1)	12,568	(1)	1,555	(2)	—	54,390	(1)
	POWR Plan	—		84,985	(3)	—		—	21,246	(4)
Lavonne K. Walbert	DCR Plan	12,348	(1)	12,348	(1)	9,393	(2)	—	118,377	(1)
	POWR Plan	—		53,681	(3)	23,058	(2)	—	448,444	(4)
J.D. Hedrick	DCR Plan	39,599	(1)	31,679	(1)	11,986	(2)	—	157,307	(1)
	POWR Plan	—		83,694	(3)	3,747	(2)	—	59,760	(4)

(1)
Amounts represent activity for participation in the Deferred Compensation and Retirement Plan. NPC will match on a discretionary basis up to 4% of base salary, bonus, and cash incentive compensation (excluding contributions to the POWR Plan) contributed by the participant to the plan. NPC contributions shown in Column (c) of this table are also included in Column (i) as “All Other Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal years 2015 and 2014 were as follows: Mr. Schwartz, $30,727 and $6,831; Mr. Cook, $20,643 and $4,592; Ms. Walbert, $8,537 and $1,899; and Mr. Hedrick, $25,274 and $7,615. Company contributions for fiscal 2015 for Mr. Adams were $1,957. There are no limits to the amount of contributions individuals are eligible to contribute to the plan.

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

(3)
Amounts represent the contribution to the POWR Plan for fiscal 2016 on each Named Executive Officer’s behalf. Contributions to NPC’s POWR Plan for each Named Executive Officer for fiscal year 2016 were based on the achievement of established NPC POWR Plan EBITDA Targets, with the exception of Mr. Adams, whose contributions were based on the NPCQB Adjusted EBITDA (Incentive) Targets. Both the NPC POWR Plan EBITDA Targets and the NPCQB Adjusted EBITDA (Incentive) Targets are approved by the Board of Directors on an annual basis. Contributions to the POWR Plan for Mr. Adams were based on the achievement of NPCQB Adjusted EBITDA (Incentive) Targets. Amounts contributed to this plan vest over a four-year period, 25% in the year of contribution and ratably thereafter over the next three years; however, participants are considered fully vested in all POWR Plan contributions upon the earlier of achievement of 15 years service or age 65 with at least 5 years service or achievement of 20 years service for all POWR Plan Plus contributions. The following table details current year vesting and aggregate vested balances from prior years for each Named Executive Officer:

	FY 2016 Vested Contributions	Aggregate Vested Balances
James K. Schwartz	$288,013	$2,283,522
Troy D. Cook	195,575	1,481,000
Randy Adams	21,246	21,246
Lavonne K. Walbert	62,034	448,444
J.D. Hedrick	41,278	59,760

(4)
Amounts represent the aggregate balance at the end of fiscal 2016 for participation in NPC’s POWR Plan. NPC contributions shown in Column (c) of the table are also included in Column (g) as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Of the aggregate balance shown above, Company contributions included within the Summary Compensation Table for fiscal 2015 and 2014, respectively, were as follows: Mr. Schwartz, $92,463 and $0; Mr. Cook, $62,152 and $0; Ms. Walbert, $25,704 and $0; and Mr. Hedrick, $73,926 and $0. No amounts were reported for fiscal 2015 for Mr. Adams.

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

In addition to the above payments, per the terms of the Stockholders Agreement, the 20,500 and 13,500 shares of common stock held by Mr. Schwartz and Mr. Cook respectively, have a mandatory call provision that will require repurchase of their outstanding shares at the date of termination. The payout of these interests vary based on the terms of the executives’ termination with NPC, and will result in either a fair value or formula valuation, which is defined within the Stockholders Agreement.

In addition, under the terms of NPC Holdings' stock option plan and the stock option agreements entered into under the plan, all of the unexercised stock options listed in the table under "Outstanding Equity Awards at 2016 Fiscal Year End" vest upon a "change of control." Under the stock option plan, a "change of control" is defined as a sale of the Parent (however structured) to an independent third party pursuant to which such party acquires (i) capital stock of the Parent possessing the voting power under normal circumstances to elect a majority of the Parent’s Board of Directors (whether by merger, consolidation or sale or transfer of the Parent's capital stock) or (ii) all or substantially all of the Parent's assets determined on a consolidated basis, but excluding a public offering of shares and subject to the provisions of Section 409A of the Code. Because the common stock of the Parent is not publicly traded, no value was calculated for the accelerated stock options upon a change of control.

Mr. Hedrick left the Company effective January 17, 2017. Per the terms of the Amended Hedrick Agreement, Mr. Hedrick received $855,733, which he was entitled to receive upon a voluntary termination. His payment was based upon (i) unpaid salary, $17,035; (ii) incentive compensation earned in fiscal 2016 (as reflected in the Summary Compensation Table) and unpaid, $332,175; (iii) vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR plan, $220,593; (iv) the repurchase price of his shares in NPC Holdings, $248,880; and (v) accrued vacation, $37,050.

There are no post-employment payment obligations to the remaining Named Executive Officers.

The tables below estimate amounts payable upon a separation as if the individuals were separated on December 27, 2016:
James K. Schwartz, our President and Chief Executive Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/27/16(1)	15,038		15,038		15,038		15,038		15,038		15,038
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/27/16(3)	1,008,691		1,008,691		1,008,691		1,008,691		1,008,691		1,008,691
Benefits and Perquisites:
Severance Payments(4)	2,686,037		2,686,037		—		—		—		—
Retirement Plans(5)	2,662,812		2,662,812		2,662,812		2,662,812		2,662,812		2,662,812
Common Shares(6)	2,050,000	(a)	2,050,000	(a)	1,691,478	(b)	1,691,478	(b)	2,050,000	(a)	2,050,000	(a)
Accrued Vacation at 12/27/16	25,626		25,626		25,626		25,626		25,626		25,626
Total Post-Employment Payments	8,448,204		8,448,204		5,403,645		5,403,645		5,762,167		5,762,167

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 27, 2016.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 27, 2016) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 27, 2016) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

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

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 27, 2016. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Troy D. Cook, our Executive Vice President - Finance and Chief Financial Officer:

Executive Benefits and Payments upon Separation	Termination without cause ($)		Termination with good reason ($)		Voluntary termination ($)		Termination with cause ($)		Death ($)		Disability ($)
Compensation:
Accrued Salary at 12/27/16(1)	10,496		10,496		10,496		10,496		10,496		10,496
Stock Options(2)	—	(a)	—	(a)	—	(b)	—	(b)	—	(a)	—	(a)
Accrued Incentive Compensation at 12/27/16(3)	492,802		492,802		492,802		492,802		492,802		492,802
Benefits and Perquisites:
Severance Payments(4)	1,557,882		1,557,882		—		—		—		—
Retirement Plans(5)	2,276,256		2,276,256		2,276,256		2,276,256		2,276,256		2,276,256
Common Shares (6)	1,350,000	(a)	1,350,000	(a)	1,113,900	(b)	1,113,900	(b)	1,350,000	(a)	1,350,000	(a)
Accrued Vacation at 12/27/16	7,211		7,211		7,211		7,211		7,211		7,211
Total Post-Employment Payments	5,694,647		5,694,647		3,900,665		3,900,665		4,136,765		4,136,765

(1)	Amounts are salary earned and unpaid at year end due to the timing of payroll, which is paid on a one-week lag.

(2)
Options were priced using the formula calculation defined within the Stockholders Agreement further described below, subject to certain adjustments that were within the terms of the agreement and were approved by NPC Holdings’ Board of Directors. This pricing assumes a mandatory call of shares for all options that were vested and in-the-money as of December 27, 2016.

(a)
Upon the occurrence of these events, all of the options to purchase common shares in Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price share. The deemed purchase price per share is equal to the higher of $129.50 (as of December 27, 2016) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in two steps. The first step is to determine the value of all shares which is equal to (A) the product of (i) FMV Multiplier as defined in the Stockholders Agreement, which was filed with the SEC on April 3, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No 333-180524), times (ii) consolidated EBITDA from continuing operations for the four full calendar quarters ending immediately preceding the date of determination, less (B) funded net debt, plus (C) proceeds from the exercise of options. The second step is to determine the deemed value of a particular share which is equal to the quotient of the amount determined in the first step divided by the sum of the number of outstanding shares and the number of shares underlying options granted under the Option Plan.

(b)
Upon the occurrence of these events, all of the options to purchase common shares in NPC Holdings are repurchased for aggregate consideration equal to the product of the number of shares subject to all options being repurchased times the deemed purchase price per share. The deemed purchase price per share is equal to the lower of $129.50 (as of December 27, 2016) or a formula purchase price determined as of the date of separation from employment. The formula purchase price is determined in the manner described in footnote (2)(a).

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

(5)
Amounts represent the vested balances of the Deferred Compensation and Retirement Plan and NPC’s POWR Plan as of December 27, 2016. Amounts were included in the Nonqualified Deferred Compensation Table.

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

Director Compensation Table
The following table summarizes the annual cash compensation earned by our non-employee directors during fiscal 2016:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Peffer Audit Committee Chair	47,500	—	—	—	—	—	47,500

(1)
The annual retainer paid to external directors is $35,000 with an additional annual retainer of $5,000 paid to the Audit Committee Chairman. Fees for attendance at each Board and Audit Committee meeting were $1,250 for in-person participation and $500 for teleconference participation.

No compensation was paid for service to Mr. Rubin, Mr. Morris, Mr. Mischianti, or Mr. Eason, who represented Olympus on our Board of Directors in fiscal 2016.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of NPC who served during fiscal 2016 were Paul A. Rubin, Evan Eason and Louis J. Mischianti. None of these Compensation Committee members was an officer or employee of NPC during fiscal 2016, was formerly an NPC officer or had any relationship otherwise requiring disclosure. There were no interlocks or insider participating between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of another company.

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
The following table provides certain information as of December 27, 2016 with respect to beneficial ownership of the outstanding stock of NPC Holdings and the outstanding membership interests of the Company by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company or NPC Holdings, (ii) each of the Company’s named executive officers, and (iii) each of the members of the Company’s Board of Directors. Except as indicated in the footnotes to this table, (1) each person has sole voting and investment power with respect to all shares or units attributable to such person and (2) each person’s address is c/o NPC Holdings and the Company located at 7300 W. 129th Street, Overland Park, Kansas 66213.

Beneficial Owner-NPC International Holdings, Inc.
Shareholders	Number of Common Shares	% Voting
5% shareholders:
Affiliates of Olympus(1)	2,312,700	98.2%

Directors:
Paul A. Rubin(1)	—	*
Robert Morris(1)	—	*
Louis Mischianti(1)	—	*
Evan Eason(1)	—	*
Charles W. Peffer(2)	750	*

Named Executive Officers:
James K. Schwartz (CEO and Director)(2)	55,275	2.3%
Troy D. Cook (CFO)(2)	38,340	1.6%
Randy Adams(2)	1,987	*
Lavonne K. Walbert(2)	6,595	*
J.D. Hedrick(2)	7,015	*

Directors and executive officers as a group (13 persons)	122,359	5.0%

Beneficial Owner-NPC Restaurant Holdings, LLC	Membership interests	% of interests
NPC International Holdings, Inc.	1,000	100%
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

(2)
Consists of shares owned and options granted by NPC Holdings under the Plan that are exercisable within 60 days after December 27, 2016. There are additional options outstanding under the option program that have not vested or will not become exercisable within 60 days after December 27, 2016 that are not reflected in the table. Under the Plan, NPC Holdings may from time to time issue and/or grant options to certain members of the senior management and directors of the Company to acquire common stock in NPC Holdings up to a total of 10.9% of the fully-diluted equity interests in NPC Holdings.

*    Beneficially owns less than one percent of Parent’s outstanding common stock.

NPC Holdings, the sole stockholder of Holdings, established a stock option plan at the closing of the Acquisition. Under the Plan, options may be granted with respect to a maximum of 287,930 shares of common stock of NPC Holdings, subject to adjustment under certain circumstances. Each grant of options under the Plan will specify the applicable option exercise period, option exercise price, vesting conditions and such other terms and conditions as deemed appropriate by the Board of

Directors of NPC Holdings (the “ Parent Board”). Currently 79% of the options granted under the Plan will vest ratably over four years subject to the achievement of certain performance targets (“Series 1”). Currently 20% of the options issued under the Plan will vest only upon a change of control of the Company (“Series 2”). Currently 1% of the options issued under the plan are fully vested upon the date of grant (“Series 3”). In each case, vesting will be subject to the option holders’ continued employment through the vesting date. All options granted under the Plan will expire ten years from the date of grant, subject to earlier expiration in the event the option holder ceases to be employed. At December 27, 2016, there were 18,566 shares of common stock available for future grant under the Plan. Details of the option grants, as of December 27, 2016, are set forth in the table below (amounts in thousands):

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	269,364	$153	18,566
Equity compensation plans not approved by security holders	—	—	—
Total	269,364	$153	18,566
The exercise price of the Series 1 and Series 2 options was established based on the per share price of the common stock investment in NPC Holdings at the time of closing of the Transactions, or $100.00 per share. For the Series 1 options, the exercise price accretes at a rate equal to 9% per annum, compounded annually. Based upon the financial performance of the Company, the Parent Board decided to waive the 9% per annum accretion rate on all Series 1 options and maintain an exercise price per share of $129.50 for all of fiscal 2016. This waiver was extended for fiscal 2017 and the 9% per annum accretion rate is scheduled to resume on January 1, 2018. The exercise price of the Series 2 options was established as $250.00 per share. The exercise price of options granted following the Transactions will be determined at the discretion of the Compensation Committee of NPC Holdings. The exercise price of the Series 3 options was established as $100.00 per share. The exercise price for all options granted was equal to or greater than the fair market value of the shares subject to the option on the date of grant.
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
Advisory Services Agreement
In connection with the Acquisition, NPC, NPC Holdings and the Sponsor entered into an advisory services agreement pursuant to which the Sponsor provides to NPC Holdings, NPC and its other direct or indirect subsidiaries certain advisory and management services. Such agreement provides that the Sponsor will receive a $1.0 million annual fee payable quarterly in arrears. Such agreement also provides that the Sponsor shall be entitled to receive (i) customary fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions and (ii) reimbursement of out-of-pocket expenses incurred by the Sponsor or its designees in providing such services. The Company recorded $1.0 million for the Sponsor fees during each of the fiscal years 2016 and 2015.
Stockholders Agreement
Parent and all of the stockholders of Parent, including Olympus, certain affiliates of Olympus, Messrs. Schwartz, Cook, and Hedrick, Ms. Sheedy and Ms. Walbert and other members of management are party to a Stockholders Agreement, dated November 6, 2011. Such Stockholders Agreement contains arrangements with respect to the election of directors of Parent, NPC and the other subsidiaries of Parent (with Olympus entitled to appoint all such directors, except that the boards of directors of each entity are to include Mr. Schwartz so long as he is the chief executive officer of Parent), preemptive rights, restrictions on transfers of shares, tag along rights with respect to transfers by Olympus and its affiliates, drag along rights and mandatory repurchases of capital stock of Parent held by employees of Parent or its subsidiaries (including NPC) upon the termination of such employment. In connection with Mr. Vaughn's retirement, Parent acquired his stock in Parent for $148,000, its original cost. In connection with Mr. Hedrick's voluntary termination, Parent acquired his stock in Parent for $248,880.
Investment Agreement
In connection with the Acquisition, Parent entered into an investment agreement with Olympus and certain of its affiliates and certain members of NPC’s management. Such agreement provides that, for so long as Olympus and its affiliates collectively hold at least 50% of the issued and outstanding shares of Parent’s common stock, Parent will not, and will cause NPC and its other subsidiaries not to, take any of the following actions (subject to certain exceptions) without the prior written consent of Olympus: (i) entering into any change of control transaction, (ii) paying any dividends or making any distributions, (iii) merging or consolidating with any other entity, (iv) selling or otherwise disposing of more than 20% of the consolidated assets of Parent and its subsidiaries, (v) liquidating, dissolving or effecting a recapitalization, (vi) acquiring any interest in any other entity or business or (vii) issuing or selling any equity interests other than pursuant to equity incentive plans approved by the Parent Board.
Policy on Review, Approval or Ratification of Transactions with Related Persons
The Charter of the Audit Committee of the Board of Managers of Holdings (the “Audit Committee”) directs the Audit Committee as follows. The Audit Committee shall review with management and the independent auditor any material financial or other arrangements of the Company which are with related parties or any other transactions or courses of dealing with third parties that appear to involve terms or other aspects that differ from those that would likely be negotiated with independent parties, and which arrangements or transactions are relevant to an understanding of the Company’s financial statements. The Audit Committee shall consult with counsel if, in the opinion of the Audit Committee, any matter under consideration by the Audit Committee has the potential for any conflict with the interests of the Company and any of its subsidiaries in order to ensure that appropriate procedures are established for addressing any such potential conflict and for ensuring compliance with all applicable laws.
Director Independence

Mr. Peffer qualifies as an independent director under the listing standards of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services.

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended December 27, 2016 and December 29, 2015, and fees billed to the Company by KPMG LLP were as follows (amounts in thousands).

Type of Service, (in thousands)	December 27, 2016	December 29, 2015
Audit fees	$566	$475
Audit-related fees	—	—
Tax fees	—	—
Total	$566	$475
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
(a) The following documents are filed as part of this report:

(1) Financial Statements. The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

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

Item 16.	Form 10-K Summary.
None.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 20, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 20, 2017:

/s/ James K. Schwartz	Chairman, President and Chief Executive Officer (principal executive officer)
James K. Schwartz

/s/ Troy D. Cook	Executive Vice President-Finance, Chief Financial Officer,
Troy D. Cook	Secretary and Treasurer (principal financial officer)

/s/ Jason P. Poenitske	Chief Accounting Officer (principal accounting officer)
Jason P. Poenitske

/s/ Paul A. Rubin	Director
Paul A. Rubin

/s/ Robert Morris	Director
Robert Morris

/s/ Louis Mischianti	Director
Louis Mischianti

/s/ Evan Eason	Director
Evan Eason

/s/ Charles W. Peffer	Director
Charles W. Peffer

UpExhibit Index

Exhibit No.	Description
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

10.01
NPC International, Inc. Deferred Compensation and Retirement Plan as amended and restated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.01 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 2, 2013).(1)

10.02
NPC International, Inc. POWR Plan for Key Employees as amended and restated effective July 1, 2013 (incorporated herein by reference to Exhibit 10.02 to Holdings' Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 2, 2013).(1)

10.03
Form of Location Franchise Agreement, dated as of January 1, 2003, by and between Pizza Hut, Inc. and NPC Management, Inc. (incorporated herein by reference to Exhibit 10.9 to NPC’s Registration Statement on Form S-4 (File No. 333-138338) filed on October 31, 2006).

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
10.20*
Amendment No. 2 to Credit Agreement, dated as of May 16, 2012, by and between NPC International, Inc., NPC Operating Company A, Inc., NPC Operating Company B, Inc., NPC Acquisition Holdings, LLC (n/k/a NPC Restaurant Holdings, LLC) and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 333-180524-04) filed March 8, 2013).

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

10.23
Amendment to Employment Agreement, dated as of July 22, 2013 by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and James K. Schwartz (incorporated herein by reference to Exhibit 10.8 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013). (1)

10.24
Amendment to Employment Agreement, dated as of July 22, 2013, by and among NPC International, Inc., NPC Restaurant Holdings, LLC, NPC International Holdings, Inc. and Troy D. Cook (incorporated herein by reference to Exhibit 10.9 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August, 2, 2013). (1)

10.25
Amendment No. 4 to Credit Agreement, dated as of December 16, 2013, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.26 to Holdings’ Annual Report on Form 10-K (File No. 333-180524-04) filed March 7, 2014).

10.26
Employment Agreement, dated as of June 16, 2014, by and between NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).(1)

10.27
Incremental Term Loan Amendment, dated as of June 19, 2014, by and between NPC International, Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and Barclays Bank plc. (incorporated herein by reference to Exhibit 10.27 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on August 15, 2014).

10.28
Amendment to Employment Agreement, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13, 2015).(1)

10.29
Letter Agreement re: Bonus and Options, dated as of October 20, 2015, by and among NPC International, Inc., NPC International Holdings, Inc. and John Hedrick. (incorporated herein by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q (File No. 333-180524-04) filed with the SEC on November 13, 2015). (1)

10.30
Amendment No. 5 to Credit Agreement, dated as of December 10, 2015, by and between NPC International,
Inc., NPC Quality Burgers, Inc., NPC Operating Company B, Inc., NPC Restaurant Holdings, LLC and
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
101
Financial statements from the annual report on Form 10-K of NPC Restaurant Holdings, LLC for the fiscal year ended December 27, 2016, filed on March 20, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed as an exhibit with corresponding number to the registration statement on Form S-4 (File No 333-180524) of Holdings and NPC and incorporated herein by reference.

**
Portions of these documents have been omitted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 0-13007 - CF#25955). Omitted portions of these documents are indicated with an asterisk

***	Filed or furnished herewith